Form 10-K
period 2008-06-30
USA Therapy Inc
filed 2009-07-15
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission file number: 333-148990

USA Therapy, Inc.
_______________________________________________
(Exact Name of Registrant as Specified in its Charter)

Nevada	35-2298521
______________________________	______________________________
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5440 W. Sahara, #105

Las Vegas, NV 89146

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 523-5344

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          For the year ended June 30, 2008, the issuer had no revenues.

          As of June 30, 2008, there was no trading market for the issuer’s common stock, $.001 par value.

         The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2008 was 20,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

USA Therapy, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to USA Therapy, Inc.

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

USA Therapy, Inc. ("USAT" or the "Company"), incorporated in the State of Nevada on May 3, 2007, is a development stage company with the principal business objective of becoming a provider of short to long-term and temporary, screened and qualified, licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  USAT is committed to achieving a standard of excellence that sets us far above our competition by providing a healing environment, quality care, a skilled and motivated workforce, close collaboration with health care professionals and ethical practices all to the benefit of the individual customer.

We are a small, start-up company that has not generated any revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any revenues. We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

PRINCIPAL SERVICES AND MARKET

USA Therapy, Inc. (hereinafter referred to as the “Company” or “USAT”) is a developmental stage Nevada Corporation, possessing the expertise to provide short term, long term, and temporary to permanent placements of qualified, licensed therapists (including physical, occupational, and speech therapists) in hospitals and nursing homes.  We are committed to achieving a standard of excellence that sets us far above our competition.

We recognize that each prospective customer we serve has different needs, requirements and concerns pertinent to their business.  Our primary customer service goal is to tailor specific solutions to suit each particular customer’s needs and concerns.

BUSINESS OF ISSUER

There is such a growing need for qualified, licensed therapists that hospitals, nursing facilities and home-care companies are looking for more dependable companies to provide this service.  As the baby boomer generation gets older this need will continue to grow.  USAT is there to supply this demand.  We intend to provide prompt professional therapists to hospitals and nursing facilities on a regular, semi-regular or temporary basis.  Our services will include full time and supplemental staffing for occupational, physical and speech therapists.  These therapists are Certified Licensed Professionals that are prompt and efficient.  We intend to provide coverage 7 days a week including holidays, vacations, evenings or weekend shifts.  We can also cover for unexpected sick days, all within a competitive pricing plan.

USAT will serve skilled nursing facilities and hospitals by providing and managing physical, occupational and speech therapy services.  Our programs are designed to provide rehabilitative care to both the short-stay patient and long-term care resident in the facility. Therapy services in this setting meet the needs of patients with a wide range of conditions that include neurological, orthopedic and other conditions common to the geriatric patient.

Our experienced therapists will develop individualized therapy programs based on the needs of the specific client. We also intend to offer specialty programs that address areas such as dementia, low vision and restorative nursing.

SERVICE DEVELOPMENT

USAT has researched the growing demand for qualified therapists in the nursing home industry.  The company has found a need to supply dependable and qualified therapists to nursing homes.  USAT will serve skilled nursing facilities and hospitals by providing and managing physical, occupational and speech therapy services. Our programs are designed to provide rehabilitative care to both the short-stay patient and long-term care resident in the facility. Therapy services in this setting meet the needs of patients with a wide range of conditions that include neurological, orthopedic and other conditions common to the geriatric patient.

The type of care may range from long-term to short-term stays.  Long-term stays are appropriate for the elderly person that can no longer safely remain at home and need more assistance with his or her daily living activities than permitted at an assisted living facility.

Our therapists, who will present an impeccable image of professionalism, will be school trained and licensed in accordance with all state and local government entities as required by law.

We recognize that each prospective customer we will serve has different needs, requirements and concerns pertinent to their own specific requirements causing them to seek therapeutic treatment.  Our primary customer service goal is to create an atmosphere conducive to repeat business and tailor specific solutions to suit each particular customer’s needs and concerns.

MARKET GROWTH AND STRATEGY

The revenue generating sales for the company will be handled within the relationships that Kathy Kestler has in the nursing home industry.  She and her associates have over 20 years of combined expertise and contacts in the nursing home and health care industry. Additionally, we believe that several competitors’ services are similar to ours, but there is a wide range in availability and expertise.  We believe that many competitors do not focus on the nursing home industry where these trends are showing growth.

The demand for qualified therapists is strong and growing. As the baby boomer market ages the need for therapists will continue to grow.  We will look to expand into other states as this occurs.

Employees

At June 30, 2008, the Company had 2 employees, the Company’s officers and directors, both of which devote part time efforts to the Company and neither of which have taken any salary as of June 30, 2008.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.  RISK FACTORS.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with these complex requirements may be substantial and require extensive consumption of our time and retention of expensive specialists in this area.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

THE COMPANY MAY NOT BE ABLE TO GENERATE REVENUES.

We expect to earn revenues solely in our chosen business area. In the opinion of our officers and directors, we reasonably believe that the Company will begin to generate significant revenues within approximately twelve months from the date the minimum offering is achieved.   However, failure to generate sufficient and consistent revenues to fully execute and adequately maintain our business plan may result in failure of our business.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors are individuals or small companies with longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing.  Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors.  We cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force us to cease operations.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have limited capital resources.  To date, we have funded our operations with limited initial capital and have not generated funds from operations to be profitable or to maintain consistent operations.  Unless we begin to generate sufficient revenues to finance operations as a going concern on a consistent basis, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available.  In the event our cash resources are insufficient to continue operations, we intend to consider raising additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to terminate business operations.  The possibility of such an outcome presents a risk of a complete loss of your investment in our common stock.

THE COMPANY MAY LOSE ITS TOP MANAGEMENT WITHOUT EMPLOYMENT AGREEMENTS.

Our operations depend substantially on the skills, knowledge and experience of Kathy Kestler and Todd Bauman, our officers and directors. The Company has no other full or part-time individuals devoted to the development of our company.  Furthermore, the Company does not maintain key man life insurance.  Without employment contracts, we may lose our officers and directors to other pursuits without a sufficient warning and, consequently, we may be forced to terminate our operations.

Our officers and directors are involved in other opportunities and may face a conflict in selecting between the Company and other interests and opportunities.  We have not formulated a policy for the solution of such conflicts and potential losses.  If we lose either Kathy Kestler or Todd Bauman to other pursuits without a sufficient warning, we may be forced to terminate our operations.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

OUR OFFICERS AND DIRECTORS WORK ON A PART-TIME BASIS.  AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of Kathy Kestler and Todd Bauman, our officers and directors.  Neither has any experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business.  The Company cannot guarantee you that it will overcome any such obstacles.

Both Kathy Kestler and Todd Bauman are involved in other opportunities and may face a conflict in selecting between the Company and other business interests or opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either Kathy Kestler or Todd Bauman to other pursuits without a sufficient warning, the Company may, consequently, be forced to terminate operations and go out of business.

WE MAY BE UNABLE TO GENERATE SUSTAINABLE REVENUE WITHOUT SUBSTANTIAL SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

The Company has not substantially commenced its planned business strategy and does not have any significant sales and marketing capabilities in place yet.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop effective operational capabilities.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and consequently may be forced to cease operations.

The Company may also be unable to obtain sufficient quantities of quality clientele on acceptable commercial terms because it does not have any long term agreements or commitments in place.  Our business would be seriously harmed if we were unable to develop and maintain relationships with repeat customers on acceptable terms.

OUR REVENUE AND GROSS MARGIN COULD SUFFER IF WE FAIL TO MANAGE OUR BUSINESS PLAN AND/OR ACCOUNTS.

Our business depends on our ability to acquire a steady base of customers and to be able to anticipate the needs of that customer base on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate the development of a customer base or be able to accommodate and service their needs.  If we fail to anticipate customer demand properly or have a delay in the establishment of a substantial, reliable customer base, our business may be seriously, adversely affected to the extent that we may terminate operations.

If the Company does not successfully launch and subsequently expand its proposed internet site, it may not be able to attract customers.  Consequently, our success may depend on our ability to develop, test and publish our proposed website.  This site is intended to play a vital role in our marketing, advertising and operational activities, without which our ability to generate consumer awareness may be limited.  If we fail to publish and subsequently upgrade our web site in a timely manner, we may lose potential customers thus having a potentially severe, adverse effect on our operations. Furthermore, if we fail to expand the computer systems that we will use for communications and to process customer orders and payments, we may not be able to successfully service customers.

IF OUR COMPUTER SYSTEMS AND INTERNET INFRASTRUCTURE FAIL, WE WILL BE UNABLE TO EFFICIENTLY CONDUCT OUR BUSINESS.

The performance of our computer hardware and the internet infrastructure created thereunder is critical to attract web viewers and eventually, new customers.  Any system failure that causes an interruption in service or a decrease in responsiveness of our web site could result in an impairment of traffic on our web site and, if sustained or repeated, could materially harm our reputation and the attractiveness of our brand name.  Our servers may be vulnerable to computer viruses, unauthorized intrusions, physical tampering and similar disruptions, as well as normal, yet equally unpredictable equipment failures. The occurrence of any of these events could result in interruptions, delays or cessation in services, which could have a material adverse effect on our business, resulting adversely on our operations and financial condition.  Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business, result of operations and financial condition.  To the extent that we do not effectively address any capacity constraints, such constraints would have a material adverse effect on its business, result of operations and financial condition.

FAILURE BY THE COMPANY TO ANTICIPATE AND RESPOND TO CHANGES IN CONSUMER PREFERENCES MAY ADVERSELY AFFECT REVENUES.

Any change in the preferences of our potential customers or developments in the industry that the Company fails to anticipate and adapt to could reduce customer base and the demand for our services.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 5440 W. Sahara #105, Las Vegas, NV 89123. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of June 30, 2008, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

USA Therapy, Inc. was incorporated on May 3, 2007.  As of the date of this document, we have generated no revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations primarily through minimal initial capitalization.

To date we have not implemented our fully planned principal operations.  Our ability to commence operations will be entirely dependent upon the proceeds to be raised in this offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, we cannot guarantee that it will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

USA Therapy, Inc.’s management does not expect to conduct any research and development.

USA Therapy, Inc. currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our officers and directors are sufficient at this time.

We have not paid for expenses on behalf of any director.  Additionally, we believe that this practice will not materially change.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $3,963 for the year ended June 30, 2008, as compared to a net loss of $ 10,000 for 2007. From the date of inception May 3, 2007, to June 30, 2008, the Company lost a total of $ 13,963. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of June 30, 2008, the Company had a cash of $ 6,127 compared to cash of $5,000 as June 30, 2007.

For the most recent fiscal year, 2008, the Company incurred a loss in the amount of $3,963 and $10,000 for 2007. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from May 3, 2007 (date of inception) through June 30, 2008, the Company has incurred an accumulated net loss of $13,963 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2008.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of June 30, 2008, the company was authorized to issue75,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  INANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2008:

Name	Age	Position	Period of Service(1)

Kathy Kestler (2) Todd Bauman(2)	38 37	President, Treasurer, and Director Secretary and Director	Inception – Current Inception – Current

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Kathy Kestler – President, Treasurer and director – Kathy Kestler has been in the healthcare profession for over 15 years. During that time, Kathy managed two rehabilitation departments in the South Florida region for a health care management company for over 4 years, as the Regional Director of Rehabilitation.  Kathy then advanced to the post of Director of Operations for a multi-million dollar therapy management company, which ran 21 rehab facilities in 5 states.  Then Kathy had the opportunity to become an integral part of starting up a nursing home/ rehab center in the South Florida region and for seven years has served as the Regional Director of Marketing for South East Florida.  She creatively markets to local hospitals, senior living communities, to physician groups, durable medical equipment companies, and to well known skilled nursing facilities.  Kathy continues to immerse herself within the community by networking and volunteering with various organizations, which support the elderly, nursing care services, Alzheimer’s disease, the Parkinson’s Foundation, Hurricane Preparedness Programs, and to various outreach organizations.

Todd Bauman – Secretary and Director – Todd Bauman is a native of Las Vegas, Nevada.  Mr. Bauman obtained his Bachelor of Science in Economics and a minor in Finance from the University of Nevada Las Vegas.  In 1994 he graduated and went to work for a local financial planning company.  In 1996 he left and opened his own financial planning company.  In two years it quickly became Southern Nevada’s largest independent financial planning companies with 3 offices and over 20 employees.  In 2000 he sold the company and opened a marketing and consulting firm.  There he consulted with companies on financing and marketing of services and products.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Todd Bauman and Kathy Kestler are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended June 30, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2008 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Kathy Kestler, President, Treasurer and Director	10,000,000	42.56%

Common	Todd Bauman, Secretary and Director	10,000,000	42.56%

	All Directors and Officers as a group	20,000,000	85.12%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Todd Bauman and Kathy Kestler. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Moore & Associates, Chtd is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Moore & Associates, Chtd. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,500 and $4,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Moore & Associates, Chtd. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Moore & Associates, Chtd for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2008 and 2007, respectively.

All Other Fees

There were no fees billed by Moore & Associates, Chtd. for other products and services for the fiscal years ended June 30, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Moore & Associates, Chtd.-2008 and 2007)

•	Balance Sheets at June 30, 2008 and 2007

•	Statements of Operations for the years ended June 30, 2008 and 2007and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2008

•	Statements of Changes in Shareholders’ Deficiency for the period from May 3, 2007 (Date of Inception) to June 30, 2008

•	Statements of Cash Flows for the years ended June 30, 2008 and 2007, and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2008

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________
*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Therapy, Inc.

Date: July 10, 2009

By: /s/ Todd Bauman

Todd Bauman, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 10 2009

By: /s/ Kathy Kestler

Kathy Kestler, President and Director
(Principal Executive Officer)

Date: July 10, 2009

By: /s/ Kathy Kestler

Kathy Kestler, Chief Financial Officer
(Principal Financial and Accounting Officer)

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Therapy Inc

(A Development Stage Company)

We have audited the accompanying balance sheets of USA Therapy Inc (A Development Stage Company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008 and since inception May 3, 2007 through June 30, 2007 and since inception on May 3, 2007 through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Therapy Inc (A Development Stage Company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2008 and since inception May 3, 2007 through June 30, 2007 and since inception on May 3, 2007 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has an accumulated deficit of $13,963, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2008	2007

CURRENT ASSETS

Cash	$6,127	$5,000

Total Current Assets	6,127	5,000

TOTAL ASSETS	$6,127	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payables	$90	$-

Total Current Liabilities	90	-

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Stock subscription receivable	-	(5,000)
Accumulated deficit	(13,963)	(10,000)

Total Stockholders' Equity	6,037	5,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,127	$5,000

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the Year	on May 3,	on May 3,
	Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	3,963	10,000	13,963

Total Expenses	3,963	10,000	13,963

LOSS FROM OPERATIONS	(3,963)	(10,000)	(13,963)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE TAXES	(3,963)	(10,000)	(13,963)

Income Taxes	-	-	-

NET LOSS	$(3,963)	$(10,000)	$(13,963)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	10,000,000

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity

Balance, inception, March 6, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended June 30, 2008	-	-	-	(3,963)	(3,963)

Balance, June, 2008	20,000,000	$20,000	$-	$(13,963)	$6,037

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the Year	on May 3,	on May 3,
	Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(3,963)	$(10,000)	$(13,963)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Changes in related party receivables	90	-	90

Net Cash Used by
Operating Activities	(3,873)	-	(3,873)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	5,000	10,000
Proceeds from stock subscriptions	5,000	-	-

Net Cash Used by
Financing Activities	5,000	5,000	10,000

NET DECREASE IN CASH	1,127	5,000	6,127

CASH AT BEGINNING OF PERIOD	5,000	-	-

CASH AT END OF PERIOD	$6,127	$5,000	$6,127

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

1.

Summary of Significant Accounting Policies

Nature of Business

USA Therapy, Inc. ("USAT" or the "Company"), incorporated in the State of Nevada on May 3, 2007, is a development stage company with the principal business objective of becoming a provider of short to long-term and temporary, screened and qualified, licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  USAT is committed to achieving a standard of excellence that sets us far above our competition by providing a healing environment, quality care, a skilled and motivated workforce, close collaboration with health care professionals and ethical practices all to the benefit of the individual customer.  To date the Company has not generated any revenues.  The Company has elected a June 30 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2008 and June 30, 2007.

			Basic (Loss)
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended	$ (3,963)	20,000,000	$ (0.00)
For the Year Ended	$ (10,000)	10,000,000	$ (0.00)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended June 30, 2008.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

1.

Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30,	June 30,
	2008	2007
Income tax expense at statutory rate	$1,546	$3,900
Common stock issued for services	-0-	(3,900)
Valuation allowance	(1,546)	-0-

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2008	2007
NOL Carryover	$1,546	$-0-
Valuation allowance	(1,546)	(-0-)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,963 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The net operating loss carry forwards expire in 2028.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

1.

Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets (Continued)

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30 fiscal year end.

Stock-based compensation.

As of June 30, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

 1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Continued)

Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities.

 Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

2.

COMMON STOCK

During the year ended June 30, 2007, the Company issued 10,000,000 of its par value $0.001 common stock for $10,000 cash.  Additionally, 10,000,000 common shares were issued for services.  At June 30, 2008, the Company had 20,000,000 issued and outstanding.  The Company is authorized 75,000,000 common shares

3.

RELATED PARTY TRANSACTIONS

The Company has received cash of $90 from a related party. The transaction is recorded as a related party payable on the balance sheet. The liability is non interest bearing, unsecured and due upon demand.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $13,963 as of June 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.