Form 10-Q
period 2008-09-30
USA Therapy Inc
filed 2009-07-15
CIK 1422357

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2008

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-148990

USA THERAPY, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	35-2298521
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5440 W. Sahara, 105
Las Vegas, NV 89123	89135
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 523-5344

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.	Non–Accelerated filer	.	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .    No      .

As of Sept. 30, 2008, the issuer had 20,000,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2008	2008
	(unaudited)
CURRENT ASSETS

Cash	$5,512	$6,127

Total Current Assets	5,512	6,127

TOTAL ASSETS	$5,512	$6,127

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payables	$90	$90

Total Current Liabilities	90	90

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Accumulated deficit	(14,578)	(13,963)

Total Stockholders' Equity	5,422	6,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,512	$6,127

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From Inception
	For the Three	For the Three	on May 3,
	Months Ended	Months Ended	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	615	138	14,578

Total Expenses	615	138	14,578

LOSS FROM OPERATIONS	(615)	(138)	(14,578)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

INCOME (LOSS) BEFORE TAXES	(615)	(138)	(14,578)

Income Taxes	-	-	-

NET LOSS	$(615)	$(138)	$(14,578)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity

Balance, inception, March 6, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for
cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception
through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock
subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended
ended June 30, 2008	-	-	-	(3,963)	(3,963)

Balance, June, 2008	20,000,000	20,000	-	(13,963)	6,037

Net loss for the three months ended
September 30, 2008 (unaudited)	-	-	-	(615)	(615)

Balance, September 30, 2009 (unaudited)	20,000,000	$20,000	$-	$(14,578)	$5,422

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
	For the Three	For the Three	on May 3,
	Months Ended	Months Ended	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(615)	$(138)	$(14,578)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Changes in related party receivables	-		90

Net Cash Used by
Operating Activities	(615)	(138)	(4,488)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	10,000
Proceeds from stock subscriptions	-	5,000	-

Net Cash Used by
Financing Activities	-	5,000	10,000

NET DECREASE IN CASH	(615)	4,862	5,512

CASH AT BEGINNING OF PERIOD	6,127	5,000	-

CASH AT END OF PERIOD	$5,512	$9,862	$5,512

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

USA THERAPY, INC.

Notes to Consolidated Financial Statements

September 30, 2008 and June 30 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USA THERAPY, INC.

Notes to Consolidated Financial Statements

September 30, 2008 and June 30 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

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

We are a small, start-up company that has generated no revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any revenues. We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

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

MARKET GROWTH AND STRATEGY

The revenue generating sales for the company will initially be developed from within the relationships that Kathy Kestler has in the nursing home industry.  She and her associates have over 20 years of combined expertise and contacts in the nursing home and health care industry. Additionally, we believe that several competitors’ services are similar of ours, but range in availability and expertise.  We believe that many competitors do not focus on the nursing home industry where these trends are showing growth.

The demand for qualified therapists is strong and growing. As the baby boomer market ages the need for therapists will continue to grow.  We will look to expand into other states as this occurs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $615 for the three months ended Sept. 30, 2008, compared with a net loss of $138 for the three months ended Sept. 30, 2007.

The quarter's activities were financed primarily through previous sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

Our independent auditors have expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Sept. 30, 2008, the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s S-1 effective May 5, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 15, 2009

USA Therapy, Inc.
Registrant

By: /s/ Todd Bauman
Todd Bauman Chairman of the Board Chief Executive Officer