Form 10-Q
period 2009-03-31
USA Therapy Inc
filed 2009-07-15
CIK 1422357

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

ITEM 1. FINANCIAL STATEMENTS

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	June 30,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$3,212	$6,127

Total Current Assets	3,212	6,127

TOTAL ASSETS	$3,212	$6,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Related party payables	$90	$90

Total Current Liabilities	90	90

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Accumulated deficit	(16,878)	(13,963)

Total Stockholders' Equity	3,122	6,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,212	$6,127

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on May 3,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	2,300	29	2,915	3,388	16,878

Total Expenses	2,300	29	2,915	3,388	16,878

LOSS FROM OPERATIONS	(2,300)	(29)	(2,915)	(3,388)	(16,878)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

LOSS BEFORE TAXES	(2,300)	(29)	(2,915)	(3,388)	(16,878)

Income Tax Expense	-	-	-	-	-

NET LOSS	$(2,300)	$(29)	$(2,915)	$(3,388)	$(16,878)

BASIC LOSS PER SHARE	(0)	(0)	(0)	(0)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity

Balance, inception, March 6, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for
cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception
through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock
subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended
ended June 30, 2008	-	-	-	(3,963)	(3,963)

Balance, June, 2008	20,000,000	20,000	-	(13,963)	6,037

Net loss for the nine months ended
March 31, 2009 (unaudited)	-	-	-	(2,915)	(2,915)

Balance, March 31, 2009 (unaudited)	20,000,000	$20,000	$-	$(16,878)	$3,122

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
	For the Nine	For the Nine	on May 3,
	Months Ended	Months Ended	2007 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(2,915)	$(3,388)	$(16,878)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Changes in related party receivables	-	90	90

Net Cash Used in
Operating Activities	(2,915)	(3,298)	(6,788)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	10,000
Proceeds from stock subscriptions	-	5,000	-

Net Cash Provided by
Financing Activities	-	5,000	10,000

NET DECREASE IN CASH	(2,915)	1,702	3,212

CASH AT BEGINNING OF PERIOD	6,127	5,000	-

CASH AT END OF PERIOD	$3,212	$6,702	$3,212

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USA THERAPY, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

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

We are a small, start-up company that has generated no revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any revenues. We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,300 for the three months ended Mar. 31, 2009, compared with a net loss of $ 29 for the three months ended Mar. 31, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Mar. 31, 2009, the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 17, 2009

USA Therapy, Inc.
Registrant

By: /s/ Todd Bauman
Todd Bauman Chairman of the Board Chief Executive Officer