Form 10-K
period 2009-06-30
USA Therapy Inc
filed 2009-11-13
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission file number: 333-148990

USA Therapy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	35-2298521
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

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

  For the year ended June 30, 2009, the issuer had no revenues.

  As of June 30, 2009, there was no trading market for the issuer’s common stock, $.001 par value.

  The number of shares outstanding of the issuer’s common stock, $.001 par value, as of Nov. 11, 2009 was 20,401,000 shares.

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

Employees

At June 30, 2009, the Company had 2 employees, the Company’s officers and directors, both of which devote part time efforts to the Company and neither of which have taken any salary as of June 30, 2009.  None of its employees were represented by a collective bargaining arrangement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at  9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of June 30, 2009, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

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

To date we have not implemented our fully planned principal operations.  Our ability to commence operations will be entirely dependent upon the proceeds to be raised in this offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, we cannot guarantee that it will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $10,595 for the year ended June 30, 2009, as compared to a net loss of $ 4,503 for 2008. From the date of inception May 3, 2007, to June 30, 2009, the Company lost a total of $ 25,098. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of June 30, 2009, the Company had a cash of $16,707 compared to cash of $6,127 as of June 30, 2008.

For the most recent fiscal year, 2009, the Company incurred a loss in the amount of $10,595 and $4,503 for 2008. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from May 3, 2007 (date of inception) through June 30, 2009, the Company has incurred an accumulated net loss of $25,098 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2009.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of June 30, 2009, the company was authorized to issue75,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from June 30, 2009 through the date this report is filed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm.   The PCAOB revoked the registration of Moore on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation.  On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended 12/31/2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On of September 6, 2009, the company engaged M&K CPAS, PLLC as its principal auditors.  A report from M&K CPAS, PLLC is included in this filing for the years ended June 30, 2009 and 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

  (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments.    Our management intends to work more closely with our auditors to correct this ineffectiveness.

   (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

  (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2009:

Name	Age	Position	Period of Service(1)

Kathy Kestler (2)	39	President, Treasurer, and Director	Inception – Current

Todd Bauman(2)	38	Secretary and Director	Inception – Current

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Todd Bauman and Kathy Kestler are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended June 30, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Kathy Kestler, President, Treasurer and Director	10,000,000	48.99%

Common	Todd Bauman, Secretary and Director	10,000,000	48.99%

	All Directors and Officers as a group	20,000,000	97.99%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M&K CPAs PLLC.  13831 Northwest Freeway Suite 575 Houston TX 77040. 866-770-5931 is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M & K CPAs PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,500 for the fiscal year ended June 30, 2009.

Audit-Related Fees

There were no fees billed by M & K CPAs PLLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by M & K CPAs PLLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by M & K CPAs PLLC for other products and services for the fiscal years ended June 30, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (M & K CPAs PLLC -2009 and 2008)

•	Balance Sheets at June 30, 2009 and 2008

•	Statements of Operations for the years ended June 30, 2009 and 2008and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2009

•	Statements of Changes in Shareholders’ Deficiency for the period from May 3, 2007 (Date of Inception) to June 30, 2009

•	Statements of Cash Flows for the years ended June 30, 2009 and 2008, and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2009

•	Notes to Financial Statements

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

Date: Nov. 11, 2009

By: /s/Todd Bauman

Todd Bauman, Secretary

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Nov. 11, 2009

By: /s/Kathy Kestler

Kathy Kestler, President and Director
(Principal Executive Officer)

Date: Nov. 11, 2009

By: /s/Kathy Kestler

Kathy Kestler, Chief Financial Officer
(Principal Financial and Accounting Officer)

TABLE OF CONTENTS

1) Report of Independent Registered Public Accounting Firm	F-2
2) Balance Sheet as of June 30, 2009 and 2008	F-3
3) Statement of Operations for the Year ended June 30, 2009, 2008, and the period from inception to date	F-4
4) Statement of Stockholders Equity from inception through June 30, 2009	F-5
5) Statement of Cash Flows for the Year ended June 30, 2009, 2008, and the period from inception to date	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Therapy, Inc.

Las Vegas, NV

We have audited the accompanying balance sheets of USA Therapy, Inc. (the “Company”) (a development stage company) as of June 30, 2009 and 2008 and the related statements of operations, shareholders' equity and cash flows for the twelve month periods then ended and the period from inception (May 3, 2007) through June 30, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Therapy, Inc. as of June 30, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 2, 2009

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets
ASSETS

	June 30,	June 30,
	2009	2008

CURRENT ASSETS

Cash	$16,707	$6,127

Total Current Assets	16,707	6,127

TOTAL ASSETS	$16,707	$6,127

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$240	$540
Related party payables	1,515	90

Total Current Liabilities	1,755	630

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,401,000 and 20,000,000 shares issued and outstanding
as of June 30, 2009 and 2008, respectively	20,401	20,000
Additional paid in capital	19,649	-
Deficit accumulated during the development stage	(25,098)	(14,503)

Total Stockholders' Equity (Deficit)	14,952	5,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,707	$6,127

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on May 3,
	For the Year Ended		2007 Through
	June 30,		June 30,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	10,595	4,503	25,098

Total Expenses	10,595	4,503	25,098

LOSS FROM OPERATIONS	(10,595)	(4,503)	(25,098)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE INCOME TAXES	(10,595)	(4,503)	(25,098)

Income Taxes	-	-	-

NET LOSS	$(10,595)	$(4,503)	$(25,098)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,200,500	20,000,000

The accompanying notes are an integral part of these financial statements

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Stock	During the	Stockholders'
	Common Stock		Subscriptions	Development	Equity
	Shares	Amount	Receivable	Stage	(Deficit)
Balance, inception, May 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended June 30, 2008	-	-	-	(4,503)	(4,503)

Balance, June, 2008	20,000,000	20,000	-	(14,503)	5,497

Common stock issued for cash at $0.05 per share	401,000	401	19,649	-	20,050

Net loss for year ended June 30, 2009	-	-	-	(10,595)	(10,595)

Balance, June 30, 2009	20,401,000	$20,401	$19,649	$(25,098)	$14,952

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on May 3,
	For the Year Ended		2007 Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(10,595)	$(4,503)	$(25,098)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Changes in accounts payable	(300)	540	240

Net Cash Used in
Operating Activities	(10,895)	(3,963)	(14,858)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	1,425	90	1,515
Proceeds from sale of common stock	20,050	-	30,050
Proceeds from stock subscriptions	-	5,000	-

Net Cash Provided by
Financing Activities	21,475	5,090	31,565

NET INCREASE IN CASH	10,580	1,127	16,707

CASH AT BEGINNING OF PERIOD	6,127	5,000	-

CASH AT END OF PERIOD	$16,707	$6,127	$16,707

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2009 and June 30, 2008, and as such diluted EPS is equal to basic EPS.

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended	$(10,595)	20,200,500	$(0.00)
For the Year Ended	$(4,503)	20,000,000	$(0.00)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended June 30, 2009 and 2008.

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

	June 30	June 30,
	2009	2008
Income tax expense at statutory rate	$4,132	$1,756
Common stock issued for services	-0-	-0-
Valuation allowance	(4,132)	(1,756)
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2009	2008
NOL Carryover	$5,888	$1,756
Valuation allowance	(5,888)	(1,756)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $15,098 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2028.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

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

Stock-based compensation

As of June 30, 2009, the Company has issued 10,000,000 shares to consultants valued at $0.001 per share.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2009 and 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, and related party payables.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table presents assets that are measured and recognized at fair values as of June 30, 2009 and 2008 on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

Total Gains (Losses):  None

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

 Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended June 30, 2009 and 2008, there were no applicable items on which the fair value option was elected.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 3, 2007.  Since inception, the Company has incurred a net loss of $25,098 Management has provided financial data since May 3, 2007, “Inception”, in the financial statements.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of June 30, 2009 and 2008, there were no deposits in excess of federally insured limits.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009.  This pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company adopted this statement beginning March 1, 2009. This pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

2.

COMMON STOCK

During the year ended June 30, 2007, the Company issued 10,000,000 of its par value $0.001 common stock for $10,000 cash.  Additionally, 10,000,000 common shares were issued for services valued at $0.001 per share.  At June 30, 2008, the Company had 20,000,000 shares issued and outstanding.

Effective March 31, 2009, the Company issued 401,000 shares of common stock in a private placement for cash at $0.05 per share.  As of June 30, 2009, the Company had 20,401,000 shares issued and outstanding.

The Company is authorized to issue 75,000,000 common shares

3.

RELATED PARTY TRANSACTIONS

The Company has received cash advances totaling $1,515 from a related party. The cash advances are unsecured, non interest bearing and due upon demand.  As such, the advances are treated as current liabilities to support current operating activities, and are presented as related party payables as of June 30, 2009 and 2008.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009 AND 2008

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $25,098 as of June 30, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which together raises substantial doubt about its ability to continue as a going concern.

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

5.

SUBSEQUENT EVENTS

There were no reportable subsequent events from June 30, 2009 through the date this report is filed.