Form 10-Q
period 2009-09-30
USA Therapy Inc
filed 2009-11-19
CIK 1422357

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2009

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of Nov. 11, 2009, the issuer had 20,401,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

1) Balance Sheet as of Sept. 30, 2009 (unaudited) and December 31, 2008

2) Statement of Operations for the period ended Sept. 30, 2009 (unaudited), 2008 (unaudited), and the period from inception (May 3, 2007) to September 30, 2009

3) Statement of Stockholders Equity from inception (May 3, 2007) through September 30, 2009 (unaudited)

4) Statement of Cash Flows for the period ended Sept. 30, 2009 (unaudited), 2008 (unaudited), and the period from inception (May 3, 2007) to September 30, 2009

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2009	2009
	(unaudited)

CURRENT ASSETS

Cash	$14,606	$16,707

Total Current Assets	14,606	16,707

TOTAL ASSETS	$14,606	$16,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$-	$240
Related party payables	1,915	1,515

Total Current Liabilities	1,915	1,755

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,401,000 shares issued and outstanding	20,401	20,401
Additional paid in capital	19,649	19,649
Deficit accumulated during the development stage	(27,359)	(25,098)

Total Stockholders' Equity	12,691	14,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,606	$16,707

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on May 3,
	For theThree Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	2,261	615	27,359

Total Expenses	2,261	615	27,359

LOSS FROM OPERATIONS	(2,261)	(615)	(27,359)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE TAXES	(2,261)	(615)	(27,359)

Income Taxes	-	-	-

NET LOSS	$(2,261)	$(615)	$(27,359)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,401,000	20,000,000

The accompanying notes are an integral part of these financial statements

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity

Balance, inception, May 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended ended June 30, 2008	-	-	-	(4,503)	(4,503)

Balance, June, 2008	20,000,000	20,000	-	(14,503)	5,497

Common stock issued for cash at $0.05 per share	401,000	401	19,649	-	20,050

Net loss for year ended June 30, 2009	-	-	-	(10,595)	(10,595)

Balance, June 30, 2009	20,401,000	20,401	19,649	(25,098)	14,952

Net loss for the three months ended September 30, 2009 (unaudited)	-	-	-	(2,261)	(2,261)

Balance, September 30, 2009 (unaudited)	20,401,000	$20,401	$19,649	$(27,359)	$12,691

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on May 3,
	For the Three Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(2,261)	$(615)	$(27,359)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Changes in accrued expenses	(240)	-	-

Net Cash Used by
Operating Activities	(2,501)	(615)	(17,359)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	400	-	1,915
Proceeds from sale of common stock	-	-	30,050

Net Cash Provided by
Financing Activities	400	-	31,965

NET INCREASE (DECREASE) IN CASH	(2,101)	(615)	14,606

CASH AT BEGINNING OF PERIOD	16,707	6,127	-

CASH AT END OF PERIOD	$14,606	$5,512	$14,606

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as May 3, 2007. Since inception, the Company has incurred a net loss of $27,359. Management has provided financial data since May 3, 2007, “Inception”, in the financial statements.

Recent Accounting Pronouncements

In May 2009, the FASB issued new accounting literature regarding subsequent events. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The guidance requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operation.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued new accounting literature regarding accounting for transfers of financial assets, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued new accounting literature regarding amendments to FASB Interpretation No. 46(R). The new guidance is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this guidance to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued new accounting literature regarding The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This literature will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of this literature to have an impact on the Company’s results of operations, financial condition or cash flows. The company has adopted this standard in this report.

NOTE 4 -RELATED PARTY TRANSACTIONS

The Company has received cash advances totaling $1,915 from a related party. The cash advances are unsecured, non interest bearing and due upon demand. As such, the advances are treated as current liabilities to support current operating activities, and are presented as related party payables as of September 30, 2009 and June 30, 2009.

NOTE 5 – SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2009 through the date this report is filed.

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

USA Therapy has expanded its services into the Estate Planning industry. It has started a separate company known as USA Estate Plans, LLC. USA Estate Plans will provide estate planning services to doctors, nurses and patients in nursing homes, assisted living facilities and hospitals. These services include Last Will and Testaments, Living Trusts, Living Wills and Power of Attorneys.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,261 for the three months ended Sept. 30, 2009, compared with a net loss of $ 615 for the three months ended Sept. 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Sept. 30, 2009, the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 10K for June 30, 2009.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Nov. 11, 2009

USA Therapy, Inc.
Registrant

By: /s/ Todd Bauman
Todd Bauman Chief Financial Officer