Form 10-Q
period 2009-12-31
USA Therapy Inc
filed 2010-02-16
CIK 1422357

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2009

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-148990

USA THERAPY, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	35-2298521
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9500 W. Flamingo, Suite 205
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of February 12, 2010, the issuer had 20,401,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

USA THERAPY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 (unaudited) and June 30, 2009

C O N T E N T S

Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	5

Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period from May 3, 2007 (Inception) through December 31, 2009 (unaudited)	6

Statement of Stockholders’ Deficit from inception (May 3, 2007) through December 31, 2009 (unaudited)	7

Statements of Cash Flows for the six months ended December 31, 2009 and 2008, and the period from inception (May 3, 2007) to December 31, 2009 (unaudited)	8

Notes to the Unaudited Financial Statements	9

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	June 30,
	2009	2009
	(unaudited)

CURRENT ASSETS

Cash	$5,606	$16,707

Total Current Assets	5,606	16,707

TOTAL ASSETS	$5,606	$16,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$733	$240
Related party payables	2,115	1,515

Total Current Liabilities	2,848	1,755

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,401,000 shares issued and outstanding	20,401	20,401
Additional paid in capital	19,649	19,649
Deficit accumulated during the development stage	(37,292)	(25,098)

Total Stockholders' Equity	2,758	14,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,606	$16,707

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 3,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	9,933	-	12,194	615	37,292

Total Expenses	9,933	-	12,194	615	37,292

LOSS FROM OPERATIONS	(9,933)	-	(12,194)	(615)	(37,292)

LOSS BEFORE TAXES	(9,933)	-	(12,194)	(615)	(37,292)

Income Taxes	-	-	-	-	-

NET LOSS	$(9,933)	$-	$(12,194)	$(615)	$(37,292)

LOSS PER SHARE (BASIC AND FULLY DILUTED)	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,401,000	20,000,000	20,401,000	20,000,000

The accompanying notes are an integral part of these financial statements

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
					Accumulated
					Deficit
			Stock	Additional	During the	Total
	Common Stock		Subscriptions	Paid-in	Development	Stockholders'
	Shares	Amount	Receivable	Capital	Stage	Equity

Balance, inception, March 6, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	-	5,000

Stock subscriptions issued for cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-	-

Common stock issued for services	10,000,000	10,000	-	-	-	10,000

Net loss from inception through June 30, 2007	-	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	-	(10,000)	5,000

Cash for common stock subscriptions received	-	-	5,000	-	-	5,000

Net loss for the year ended June 30, 2008	-	-	-	-	(4,503)	(4,503)

Balance, June 30, 2008	20,000,000	20,000	-	-	(14,503)	5,497

Common stock issued for cash at $0.05 per share	401,000	401	-	19,649	-	20,050

Net loss for year ended June 30, 2009	-	-	-	-	(10,595)	(10,595)

Balance, June 30, 2009	20,401,000	20,401		19,649	(25,098)	14,952

Net loss for the six months ended December 31, 2009 (unaudited)	-	-	-	-	(12,194)	(12,194)

Balance, December 31, 2009 (unaudited)	20,401,000	$20,401	$-	$19,649	$(37,292)	$2,758

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on May 3,
	For the Six Months Ended		2007 Through
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(12,194)	$(615)	$(37,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Change in accounts payable	493	-	733

Net Cash Used in
Operating Activities	(11,701)	(615)	(26,559)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	600	-	2,115
Proceeds from sale of common stock	-	-	30,050

Net Cash Provided by
Financing Activities	600	-	32,165

NET INCREASE (DECREASE) IN CASH	(11,101)	(615)	5,606

CASH AT BEGINNING OF PERIOD	16,707	6,127	-

CASH AT END OF PERIOD	$5,606	$5,512	$5,606

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the periods ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 (unaudited)

Recent Account Pronouncements (Continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This

Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 (unaudited)

Recent Account Pronouncements (Continued)

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received cash advances totaling $2,115 from a related party as of December 31, 2009. The cash advances are unsecured, non interest bearing and due upon demand. As such, the advances are treated as current liabilities to support current operating activities. Imputed interest is not considered material.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through February 15, 2010, and there are no material subsequent events to report.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $9,933 and $0 for the three months ended Dec. 31, 2009 and 2008 respectively and net loss of $12,194 and $616 for the six months ended Dec. 31, 2009 and 2008 respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended Dec. 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the year ended June 30, 2009.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Feb. 15, 2010

USA Therapy, Inc.
Registrant

By: /s/ Todd Bauman
Todd Bauman Chairman of the Board Chief Executive Officer