Form 10-Q
period 2010-03-31
USA Therapy Inc
filed 2010-05-12
CIK 1422357

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May11, 2010, the issuer had 20,401,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

USA THERAPY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 (unaudited) and June 30, 2009

C O N T E N T S

Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4

Statements of Operations for the three and nine months ended March 31, 2010 and
2009 and for the period from May 3, 2007 (Inception) through March 31, 2010
(unaudited)	5

Statements of Stockholders’ Equity (Deficit) from inception (May 3, 2007) through
March 31, 2010 (unaudited)	6

Statements of Cash Flows for the nine months ended March 31, 2010 and
2009 and for the period from May 3, 2007 (Inception) through March 31, 2010	7

Notes to the Unaudited Financial Statements	8

USA THERAPY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$3,443	$16,707

Total Current Assets	3,443	16,707

TOTAL ASSETS	$3,443	$16,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,048	$240
Related party payables	2,115	1,515

Total Current Liabilities	3,163	1,755

STOCKHOLDERS' EQUITY

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,401,000 shares issued and outstanding	20,401	20,401
Additional paid in capital	19,649	19,649
Deficit accumulated during the development stage	(39,770)	(25,098)

Total Stockholders' Equity	280	14,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,443	$16,707

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 3,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,478	2,300	14,672	2,915	39,770

Total Operating Expenses	2,478	2,300	14,672	2,915	39,770

LOSS FROM OPERATIONS	(2,478)	(2,300)	(14,672)	(2,915)	(39,770)

Income Taxes	-	-	-	-	-

NET LOSS	$(2,478)	$(2,300)	$(14,672)	$(2,915)	$(39,770)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,401,000	20,000,000	20,401,000	20,000,000

The accompanying notes are an integral part of these financial statements

USA THERAPY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity

Balance, inception, May 3, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for
cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception
through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock
subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended
ended June 30, 2008	-	-	-	(4,503)	(4,503)

Balance, June, 2008	20,000,000	20,000	-	(14,503)	5,497

Common stock issued for cash at
$0.05 per share	401,000	401	19,649	-	20,050

Net loss for year ended
June 30, 2009	-	-	-	(10,595)	(10,595)

Balance, June 30, 2009	20,401,000	20,401	19,649	(25,098)	14,952

Net loss for the nine months
ended March 31, 2010 (unaudited)	-	-	-	(14,672)	(14,672)

Balance, March 31, 2010 (unaudited)	20,401,000	$20,401	$19,649	$(39,770)	$280

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on May 3,
	For the Nine Months Ended		2007 Through
	March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(14,672)	$(2,915)	$(39,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Change in accounts payable	808	-	1,048

Net Cash Used in
Operating Activities	(13,864)	(2,915)	(28,722)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	600	-	2,115
Proceeds from sale of common stock	-	-	30,050

Net Cash Provided by
Financing Activities	600	-	32,165

NET INCREASE (DECREASE) IN CASH	(13,264)	(2,915)	3,443

CASH AT BEGINNING OF PERIOD	16,707	6,127	-

CASH AT END OF PERIOD	$3,443	$3,212	$3,443

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and June 30, 2009

 NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See effective date below.)

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

USA THERAPY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and June 30, 2009

  NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements (Continued)

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force), (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance". The provisions of this standard, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. This standard is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of this standard to have a material effect on the financial position, results of operations or cash flows of the Company.

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received cash advances totaling $2,115 from a related party as of March 31, 2010. The cash advances are unsecured, non interest bearing and due upon demand.  As such, the advances are treated as current liabilities to support current operating activities.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date this report is filed, and there are no material subsequent events to report.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,478 for the three months ended March 31, 2010, compared with a net loss of $2,300 for the three months ended March 31, 2009.  The Company incurred a net loss of approximately $14,672 for the nine months ended March 31, 2010, compared with a net loss of $2,915 for the nine months ended March 31, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on March 31, 2010, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended March  31,  2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 11, 2010

USA Therapy, Inc.
Registrant

By: /s/ Todd Bauman
Todd Bauman Chairman of the Board Chief Executive Officer