Form 10-K
period 2010-06-30
USA Therapy Inc
filed 2010-08-06
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

For the year ended June 30, 2010, the issuer had no revenues.

As of June 30, 2010, the issuer was listed on the OTCBB for the issuer’s common stock, $.001 par value.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2009, the last business day of the registrant's most recently completed second fiscal quarter was zero (based on the closing sales price of the registrant's common stock on that date).

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2010 was 20,401,000 shares.

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

USA Estate Plans, LLC is a wholly owned subsidiary of USA Therapy.   USA Estate Plans, LLC provides estate planning and related services for its customers.  Todd Bauman is the Principal of USA Estate Plans, LLC and provides all services for its customers.   USA Estate Plans, LLC had minimal revenues during the fourth quarter.

USA Therapy is a small, start-up company that has generated minimal revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any revenues. We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

The Company plans to entered into and  close effective the same day a share exchange agreement (the “Share Exchange Agreement”) with Kathy Kestler, Todd Bauman, Asia Packaging & Printing, Inc., a Maryland corporation (“APPI”), the Shareholders of APPI (the “APPI Shareholders”), Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji (JV)”), and Fufeng Jinqiu Printing & Packaging Co., Ltd. ("Jinqiu").

Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the capital stock and ownership interests of APPI in exchange for 20,000,000 newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman the controlling shareholders and outgoing directors and officers, agreed to cancel an aggregate of 20,000,000 shares of the Company’s common stock.

As a result of the Share Exchange Agreement, (i) APPI will become a wholly-owned subsidiary of the Company, (ii) and Jinqiu, the PRC company controlled by APPI via its affiliated company, Baoji (JV), becomes the Company’s operating entity.  Jinqiu is in the business of manufacturing, marketing and sales of containerboard boxes and cartons in the People’s Republic of China.

Below please find the historical description of business of the Company prior to closing of the Share Exchange Agreement.

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

Employees

At June 30, 2010, the Company had 2 employees, the Company’s officers and directors, both of which devote part time efforts to the Company and neither of which have taken any salary as of June 30, 2010.  None of its employees were represented by a collective bargaining arrangement.

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

GOING CONCERN UNCERTAINTIES

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

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

(Removed and Reserved)

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is principally quoted on the OTCBB under the trading symbol “USTP” but there has never been a trade in our stock as of June 30, 2010. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of June 30, 2010, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

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

USA Therapy, Inc. was incorporated on May 3, 2007.  As of the date of this document, we have generated minimal revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our consolidated consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future 5, inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated consolidated financial statements to conform to the presentation for the fiscal year ended June 30, 2010. These reclassifications had no effect on the reported net loss or stockholders’ equity.

(ii) RESULTS OF OPERATIONS

The Company has earned $2,475 in revenues to date, which is not sufficient to cover operating expenses.  As a result, the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $ 14,991 for the year ended June 30, 2010, as compared to a net loss of $ 10,595 for 2009. From the date of inception May 3, 2007, to June 30, 2010, the Company lost a total of $  40,089. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of June 30, 2010, the Company had a cash of $5,238 compared to cash of $16,707 as June 30, 2009.

For the most recent fiscal year, 2010, the Company incurred a loss in the amount of $14,991 and $10,595 for 2009. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from May 3, 2007 (date of inception) through June 30, 2010, the Company has incurred an accumulated net loss of $ 40,089  has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2010.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of June 30, 2010, the company was authorized to issue 75,000,000 shares of common stock.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Consolidated financial statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2009:

Name	Age	Position	Period of Service(1)

Kathy Kestler (2) Todd Bauman(2)	40 39	President, Treasurer, and Director Secretary and Director	Inception – Current Inception – Current

Our officers and directors are elected to hold office as they were they were the largest shareholders and will hold such office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table and related footnotes show the compensation paid during the fiscal years ended June 30, 2010 and 2009 and to the Company's executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kathy Kestler, President, Treasurer and Director	2010 2009	- -	- -	- -		- -	- -

Todd Bauman, Secretary and Director	2010 2009	- -	- -	- -		- -	- -

Narrative Disclosure to Summary Compensation Table

Todd Bauman and Kathy Kestler are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended June 30, 2010 and 2009. No officer or director is required to make any specific amount or percentage of his business time available to us.

Outstanding Equity Awards at Fiscal Year-End June 30, 2010

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of June 30, 2010. There have been no stock option and restricted stock awards granted to date.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)	Unexercisable(#)(1)

Kathy Kestler	-	-	-	-	-	-	-
Todd Bauman	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	Kathy Kestler, President, Treasurer and Director	10,000,000	48.99%
Common	Todd Bauman, Secretary and Director	10,000,000	48.99%
	All Directors and Officers as a group	20,000,000	97.99%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Todd Bauman and Kathy Kestler. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our consolidated financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M&K CPAS PLLC  13831 Northwest Freeway Suite 575 Houston TX 77040. 866-770-5931 is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M & K CPA’s for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $4,000 and $4,000 for the fiscal years ended June 30, 2010 and 2009, respectively.

Audit-Related Fees

There were no fees billed by M & K CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal year ended June 30, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by M & K CPA’s for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2010 and 2009, respectively.

All Other Fees

There were no fees billed by M & K CPA’s for other products and services for the fiscal years ended June 30, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Consolidated financial statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (M & K CPA’s -2010 and 2009)

•

Balance Sheets at June 30, 2010 and 2009

•

Statements of Operations for the years ended June 30, 2010 and 2009and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2010

•

Statements of Changes in Shareholders’ Deficiency for the period from May 3, 2007 (Date of Inception) to June 30, 2010

•

Statements of Cash Flows for the years ended June 30, 2010 and 2009, and for the cumulative period from May 3, 2007 (Date of Inception) to June 30, 2010

•

Notes to Consolidated financial statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

(b)          Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)          Financial Statement Schedule.  See Item 15(a) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Therapy, Inc.

Date: August 6, 2010	By:	/s/ Kathy Kestler
Name: Kathy Kestler Title: Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Kathy Kestler
Name: Todd Bauman Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of USA Therapy, Inc. do hereby constitute and appoint Todd Bauman with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments  hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kathy Kestler	Chief Executive Officer	August 6, 2010
Kathy Kestler	( Principal Executive Officer )

/s/ Kathy Kestler	Chief Financial Officer	August 6, 2010
Kathy Kestler	(Principal Financial and Accounting Officer)

/s/ Kathy Kestler	Director	August 6, 2010
Kathy Kestler

/s/ Todd Bauman	Director	August 6, 2010
Todd Bauman

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Form S-1/A filed March 26, 2008)
*3.1	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-1/A filed March 26, 2008)
24.1	Power of Attorney. Included on signature page.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed.

TABLE OF CONTENTS

1) Report of Independent Registered Public Accounting Firm	F-2
2) Consolidated Balance Sheet as of June 30, 2010 and 2009	F-3
3) Consolidated Statement of Operations for the Year ended June 30, 2010, 200, and the period from inception to date	F-4
4) Consolidated Statement of Stockholders Equity from inception through June 30, 2010	F-5
5) Consolidated Statement of Cash Flows for the Year ended June 30, 2010, 2009, and the period from inception to date	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Therapy, Inc.

Las Vegas, NV

We have audited the accompanying balance sheets of USA Therapy, Inc. (the “Company”) (a development stage company) as of June 30, 2010 and 2009 and the related statements of operations, shareholders' equity and cash flows for the twelve month periods then ended and the period from inception (May 3, 2007) through June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Therapy, Inc. as of June 30, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 6, 2010

USA THERAPY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2010	2009

CURRENT ASSETS

Cash	$5,238	$16,707

Total Current Assets	5,238	16,707

TOTAL ASSETS	$5,238	$16,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,260	$240
Related party payables	4,017	1,515

Total Current Liabilities	5,277	1,755

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,401,000 and 20,000,000 shares issued and outstanding
as of June 30, 2010 and 2009, respectively	20,401	20,401
Additional paid in capital	19,649	19,649
Deficit accumulated during the development stage	(40,089)	(25,098)

Total Stockholders' Equity (Deficit)	39	14,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,238	$16,707

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on May 3,
	For the Year Ended		2007 Through
	June 30,		June 30,
	2010	2009	2010

REVENUES	$2,475	$-	$2,475

EXPENSES

General and administrative	17,466	10,595	42,564

Total Expenses	17,466	10,595	42,564

LOSS FROM OPERATIONS	(14,991)	(10,595)	(40,089)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE INCOME TAXES	(14,991)	(10,595)	(40,089)

Income Taxes	-	-	-

NET LOSS	$(14,991)	$(10,595)	$(40,089)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,401,000	20,200,000

The accompanying notes are an integral part of these consolidated financial statements

USA THERAPY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Stock	During the	Stockholders'
	Common Stock		Subscriptions	Development	Equity
	Shares	Amount	Receivable	Stage	(Deficit)

Balance, inception, May 3, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Stock subscriptions issued for
cash at $0.001 per share	5,000,000	5,000	(5,000)	-	-

Common stock issued for services	10,000,000	10,000	-	-	10,000

Net loss from inception
through June 30, 2007	-	-	-	(10,000)	(10,000)

Balance, June 30, 2007	20,000,000	20,000	(5,000)	(10,000)	5,000

Cash for common stock
subscriptions received	-	-	5,000	-	5,000

Net loss for the year ended
ended June 30, 2008	-	-	-	(4,503)	(4,503)

Balance, June, 2008	20,000,000	20,000	-	(14,503)	5,497

Common stock issued for cash at
$0.05 per share	401,000	401	19,649	-	20,050

Net loss for year ended
June 30, 2009	-	-	-	(10,595)	(10,595)

Balance, June 30, 2009	20,401,000	20,401	19,649	(25,098)	14,952

Net Loss for year ended
30-Jun-10	-	-	-	(14,991)	(14,991)

Balance, June 30, 2010	20,401,000	$20,401	$19,649	$(40,089)	$39

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on May 3,
	For the Year Ended		2007 Through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(14,991)	$(10,595)	$(40,089)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities:
Changes in accounts payable	1,020	(300)	2,260

Net Cash Used in
Operating Activities	(13,971)	(10,895)	(29,069)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	2,502	1,425	4,017
Proceeds from sale of common stock	-	20,050	30,050
Proceeds from stock subscriptions	-	_	-

Net Cash Provided by
Financing Activities	2,502	21,475	33,067

NET INCREASE IN CASH	(11,469)	10,580	5,238

CASH AT BEGINNING OF PERIOD	16,707	6,127	-

CASH AT END OF PERIOD	$5,238	$16,707	$5,238

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

1.

Summary of Significant Accounting Policies

Nature of Business

USA Therapy, Inc. ("USAT" or the "Company"), incorporated in the State of Nevada on May 3, 2007, is a development stage company with the principal business objective of becoming a provider of short to long-term and temporary, screened and qualified, licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  USAT is committed to achieving a standard of excellence that sets us far above our competition by providing a healing environment, quality care, a skilled and motivated workforce, close collaboration with health care professionals and ethical practices all to the benefit of the individual customer.  To date the Company has generated minimal revenues.  The Company has elected a June 30 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010 and June 30, 2009, and as such diluted EPS is equal to basic EPS.

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended 2010	$(14,991)	20,401,000	$(0.00)
For the Year Ended 2009	$(10,595)	20,200,500	$(0.00)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended June 30, 2010 and 2009.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30,	June 30,
	2010	2009
Income tax expense at statutory rate	$5,846	$4,132
Common stock issued for services	-0-	-0-
Valuation allowance	(5,846)	(4,132)
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2010	2009
NOL Carryover	$11,735	$5,888
Valuation allowance	(11,735)	(5,888)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $30,089 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2028.

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

Stock-based compensation

As of June 30, 2010, the Company has issued 10,000,000 shares to consultants valued at $0.001 per share.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined.

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, and accounts payable.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Development Stage Company

The Company is considered a development stage company as defined by FASB guidelines which requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 3, 2007.  Since inception, the Company has incurred a net loss of $40,089 Management has provided financial data since May 3, 2007, “Inception”, in the consolidated financial statements.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of June 30, 2010 and 2009, there were no deposits in excess of federally insured limits.

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

Recent Accounting Pronouncements (Continued)

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

2.

COMMON STOCK

During the year ended June 30, 2007, the Company issued 10,000,000 of its par value $0.001 common stock for $10,000 cash.  Additionally, 10,000,000 common shares were issued for services valued at $0.001 per share.  At June 30, 2009, the Company had 20, 000,000 shares issued and outstanding.

Effective March 31, 2009, the Company issued 401,000 shares of common stock in a private placement for cash at $0.05 per share.  As of June 30, 2009 and June 30, 2010, the Company had 20,401,000 shares issued and outstanding.

The Company is authorized to issue 75,000,000 common shares

3.

RELATED PARTY TRANSACTIONS

The Company has received cash advances totaling $4,017 from a related party. The cash advances are unsecured, non interest bearing and due upon demand.  As such, the advances are treated as current liabilities to support current operating activities, and are presented as related party payables as of June 30, 2010 and 2009.

4.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,089 as of June 30, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which together raises substantial doubt about its ability to continue as a going concern.

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

5.

SUBSEQUENT EVENT

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2010, the date the consolidated financial statements were issued.