Form 10-Q
period 2010-09-30
USA Therapy Inc
filed 2010-11-22
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34771

USA THERAPY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	35-2298521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Xiangdong Road, Shangsong Village Baoji City, Fufeng County Shaanxi Province, The People’s Republic of China 722205
(Address of Principal Executive Officesz) (Zip Code)

011 - (86) 0907-547-1054
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. 	Accelerated filer. 
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. □  Yes   □ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of November 22, 2010:  20,401,000

PART I – FINANCIAL INFORMATION

USA THERAPY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

USA THERAPY, INC.
CONSOLIDATED BALANCE SHEETS

	Note	September 30,	December 31,
		2010	2009
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$1,122,530	$237,917
Accounts receivable		2,691,198	2,249,822
Advances to suppliers	2	446,742	25,634
Prepaid expenses and deposit paid		74,442	27,813
Inventories	2	135,783	603,495
Other receivable		1,662	1,662
Due from a related party	3	-	7,313
Total Current Assets		4,472,357	3,153,656

Property and equipment, net	2	1,267,028	1,285,897

Total Assets		$5,739,385	$4,439,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2	103,694	$319,231
Accrued expenses and other payable		340,288	204,155
Customer deposits		54,558	163,567
Income tax payable	7	202,325	85,566
Due to a director	5	2,400	2,106
Short-term bank loans	6	525,522	-
Total Current Liabilities		1,228,787	774,625

Long-term bank loans	6	209,014	719,593

Total Liabilities		1,437,801	1,494,218

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized,
20,401,000 and 20,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 resepctively	8	20,401	20,000
Additional paid-in capital		830,144	834,809
Statutory reserves	9	1,371,615	719,368
Accumulated other comprehensive income/(loss)	10	33,988	(26,603)
Retained earnings		2,045,436	1,397,761
Total Stockholders' Equity		4,301,584	2,945,335

Total Liabilities and Stockholders' Equity		$5,739,385	$4,439,553

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$2,663,705	$1,727,735	$5,758,232	$3,859,730

Cost of sales	(1,713,980)	(911,742)	(3,666,119)	(2,122,307)

Gross profit	949,725	815,993	2,092,113	1,737,423

Selling, general and administrative expenses	(148,543)	(91,193)	(312,251)	(240,408)

Income from operations	801,182	724,800	1,779,862	1,497,015

Other Income/(Expense)
Interest income	855	1,061	1,458	2,254
Interest expense	(19,353)	(18,382)	(55,995)	(46,184)
Other income	23,646	110	23,712	127
Other expense	(4,587)	(75)	(5,547)	(2,010)
Total other income/(expense)	561	(17,286)	(36,372)	(45,813)

Income before income taxes	801,743	707,514	1,743,490	1,451,202

Provision for income taxes - note 7)	(199,871)	(184,225)	(443,568)	(381,302)

Net income	$601,872	$523,289	$1,299,922	$1,069,900

Weighted average common shares outstanding
Basic	20,239,728	20,000,000	20,080,787	20,000,000
Diluted	20,239,728	20,000,000	20,080,787	20,000,000

Net income per common share
Basic	$0.03	$0.03	$0.06	$0.05
Diluted	$0.03	$0.03	$0.06	$0.05

Net income	$601,872	$523,289	$1,299,922	$1,069,900
Other comprehensive income (loss)	49,728	1,212	60,591	1,563
Comprehensive income (loss)	$651,600	$524,501	$1,360,513	$1,071,463

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,299,922	$1,069,900
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	99,014	94,670
Provision for doubtful accounts written off	(72,201)	-
Loss on assets retirement	-	1,312
Changes in operating assets and liabilities:
Accounts receivable	(317,994)	(1,030,704)
Inventories	470,458	(193,611)
Advances to suppliers	(412,188)	(126,026)
Amount due from a related party	7,314	-
Prepaid expenses and other receivable	(45,473)	10,815
Amount due to a director	294	-
Accounts payable	(218,272)	232,435
Accrued expense and other payable	125,520	100,561
Customer deposits	(110,139)	41,566
Income tax liability	113,073	119,565

Net cash provided by operating activities	939,328	320,483

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition for property, plant and equipment	(80,144)	(29,960)
Proceeds from disposal of property and equipment	-	993

Net cash used in investing activities	(80,144)	(28,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	-	204,681
Proceeds from other short term loan	449,990	-
Repayment of other short term loan	(449,990)	-
Increase in common stock	1,013	-

Net cash provided by financing activities	1,013	204,681

Effect of exchange rate changes on cash and cash equivalents	24,416	1,061

Net Increase in cash and cash equivalents	884,613	497,258

Cash and cash equivalents, beginning balance	237,917	221,862

Cash and cash equivalents, ending balance	$1,122,530	719,120

SUPPLEMENTAL DISCLOSURES:
Interest payments	$55,995	46,184
Income taxes paid	$326,809	261,554

The accompanying notes are an integral part of these consolidated financial statements.

USA THERAPY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional	Other			Total
	Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	outstanding	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2008	20,000,000	$20,000	$834,809	$(28,293)	$83,392	$762,890	$1,672,798

Foreign currency translation adjustments	-	-	-	1,690	-	-	1,690

Transferred to Statutory reserve	-	-	-	-	635,976	(635,976)	-

Income for the year ended December 31, 2008	-	-	-	-	-	1,270,847	1,270,847

Balance December 31, 2009	20,000,000	20,000	834,809	(26,603)	719,368	1,397,761	2,945,335

Foreign currency translation adjustments	-	-	-	60,591	-	-	60,591

Transferred to Statutory reserve	-	-	-	-	652,247	(652,247)	-

Income for the nine months ended September 30, 2010	-	-	-	-	-	1,299,922	1,299,922

Issuance of stock for merger with USA Therapy, Inc.	401,000	401	(4,665)	-	-	-	(4,264)

Balance September 30, 2010	20,401,000	$20,401	$830,144	$33,988	$1,371,615	$2,045,436	$4,301,584

The accompanying notes are an integral part of these consolidated financial statements

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

USA Therapy, Inc. (“USAT” or “the Company”) was incorporated in May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. On April 1, 2010, APPI formed a joint venture company, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”). APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). Fufeng is a corporation formed under the laws of Peoples’ Republic of China (“PRC”).

In April, 2010, APPI, Baoji, Fufeng and the shareholders of Fufeng entered into a series of agreements (the “Agreements”) including Agreements on Entrustment for Operation and Management, Exclusive Option Agreements, Shareholders’ Voting Proxy Agreement and Shares Pledge Agreement (the “Transaction”). According to these Agreements, i) Baoji acquired management control of Fufeng whereby Baoji is entitled to all of the net profits of Fufeng, as a management fee, and is obligated to fund Fufeng’s operations and pays all of its debts; ii) APPI, in additional to its 32% equity interest ownership in Baoji, has been entrusted the remaining 68% ownership of Baoji including all management and administration right on this 68% share interest in Baoji by Fufeng.

The contractual arrangements completed in April, 2010 provide that APPI has controlling interest in Fufeng as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities”, which requires the Company to consolidate the financial statements of Baoji and Fufeng.

APPI, through its joint venture company, and exclusive contractual arrangement with Fufeng., is engaged in the business of manufacturing and marketing paper products for the Chinese marketplace.

On August 6, 2010, APPI became a wholly owned subsidiary of USA Therapy, Inc. through a reverse acquisition.  USA Therapy, Inc. acquired all of the issued and outstanding capital stock of APPI pursuant to the Share Exchange Agreement dated August 6, 2010 by and among Kathy Kestler, Todd Bauman, Asia Packaging & Printing, Inc., a Maryland corporation (“APPI”), the Shareholders of APPI (the “APPI Shareholders”), Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji (JV)”), and Fufeng Jinqiu Printing & Packaging Co., Ltd. ("Jinqiu"). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of APPI in exchange for 20,000,000 newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman, the controlling shareholders and outgoing directors and officers, agreed to cancel an aggregate of 20,000,000 shares of the Company’s common stock.

Prior to the acquisition of APPI, USAT was a non-operating public shell.  Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as capital transaction, rather than a business combination.  Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and proforma information is not presented.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009.  The results for the nine and three months ended September 30, 2010, are not necessary indicative of the results to be expected for the full year ending December 31, 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended September 30, 2010, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.  An enterprise should consolidate a VIE if it has variable interests that provide it with a controlling financial interest as evidenced by (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Translation Adjustment

As of September 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2010 and December 31, 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of September 30, 2010 and December 31, 2009 was $82,460 and $152,841 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	9/30/2010	12/31/2009
Raw materials	$93,954	$268,567
Work-in-progress	1,219	-
Finished goods	40,610	334,928
Total	$135,783	$603,495

From the previous quarter ended June 30, 2010 onwards, the Company has changed its raw materials procurement policy.  Instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  As a result, at September 30, 2010, advances to suppliers, inventories and accounts payable were respectively stated at $446,742 (12/31/2009 : $25,634), $135,783 (12/31/2009 : $603,495) and $103,694 (12/31/2009 : $319,231).

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	30 years
Machinery	10 years
Vehicles	8 years
Office equipment	5 years
Others	5 years

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2010 and December 31, 2009 Property, Plant & Equipment consist of the following:

	9/30/2010	12/31/2009
Buildings	$636,318	$620,743
Machinery	995,918	995,918
Vehicles	97,876	35,748
Office equipment	9,181	6,740
Others	1,698	1,697
Total	$1,740,991	$1,660,846
Accumulated depreciation	(473,963)	(374,949)
	$1,267,028	$1,285,897

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $99,014 and $94,670, respectively.

Depreciation expense for the three months ended September 30, 2010 and 2009 was $34,254 and $31,863 respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying amount of long-term bank loans are considered to be representative of their fair values.

 USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the nine months ended September 30, 2010 and 2009, the Company incurred advertising expenses of $3,399 and $10,456 respectively.  For the three months ended September 30, 2010 and 2009, the Company incurred advertising expenses of $10 and $3,386 respectively.

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the nine months ended September 30, 2010 and 2009, the Company incurred transportation charges of $54,642 and $57,981 respectively.  For the three months ended September 30, 2010 and 2009, the Company incurred transportation charges of $19,173 and $24,948 respectively.

Income Taxes

The Company utilizes the accounting standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax difference in 2010 and 2009

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and advances to suppliers arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has been developing a diversified customer base, which are in China even though at present, there is a high concentration on a few customers as more fully explained in note 12 hereof. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The Company is still investigating on the effect of adoption of this topic on the Company’s future financial statements.

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The Company is still investigating on the effect of adoption of this topic on the Company’s future financial statements.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DUE FROM A RELATED PARTY

The Company had a receivable due from a related party.  As of September 30, 2010 and December 31, 2009, due from a related party was $Nil and $7,313, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor laws of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 - DUE TO A DIRECTOR

The Company has a payable due to a director. As of September 30, 2010 and December 31, 2009, due to a related party was $2,400 and $2,106, respectively.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 6 - DEBTS

As of September 30, 2010 and December 31, 2009, the Company had debts in the nature of bank loans repayable in the currency of Chinese Yuan Renminbi (“CNY”), that are used by the Company for working capital, as follows:

	9/30/2010		12/31/2009
Shanxi Rural Credit Union	$424,001	Shanxi Rural Credit Union	$415,375
Terms of the loan call for interest 0.78% per month, with principal due in May 2011		Terms of the loan call for interest 0.78% per month, with principal due in May 2011

Shanxi Rural Credit Union	101,521	Shanxi Rural Credit Union	99,456
Term of these loans called for interest 0.96% per month, with principal due in March 2011		Term of the loan called for interest 0.96% per month, with principal due in March 2011

Shanxi Rural Credit Union	209,014	Shanxi Rural Credit Union	204,762
Term of these loans called for interest 0.9% per month, with principal due in June 2012		Term of the loan called for interest 0.9% per month, with principal due in June 2012

Total	$734,536		$719,593
Less current portion	$525,522		-
Non current portion	$209,014		$719,593

Note 7 - INCOME TAXES

The Company operates in more than one jurisdictions with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for the three months and nine months ended September 30, 2010 and 2009 consists entirely of current taxes.  There were no deferred tax difference in 2010 and 2009.

Uncertain Tax Positions

For the three months and nine months ended September 30, 2010 and 2009, the Company did not have unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 8 - COMMON STOCK

As detailed in note 1, on August 6, 2010, APPI became a wholly-owned subsidiary of USAT through issuance of 20,000,000 new shares of par value of USD0.001 of USAT.  For accounting purpose, this transaction was treated as capital transaction or reverse acquisition.  For the recapitalisation, APPI’s equity accounts are restated based on the ratio of the exchange of 20,000,000 USAT shares for 16,620,000 APPI’s shares.  As the par value of each share of USAT and APPI are USD0.001 and USD0.0001 respectively, the difference in capital of USD18,338 arising from this re-capitalisation is reallocated to additional paid-in capital.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $1,371,615 (inclusive of voluntary transfers to reserves of $1,030,575) and $719,368 (inclusive of voluntary transfers to reserves of $508,779), respectively, to these non-distributable reserve funds.

Note 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(28,293)	(28,293)
Change for 2009	1,690	1,690
Balance at December 31, 2009	(26,603)	(26,603)
Change for 2010 Q1	265	265
Balance at March 31, 2010	(26,338)	(26,338)
Change for 2010 Q2	10,598	10,598
Balance at June 30, 2010	(15,740)	(15,740)
Change for 2010 Q3	49,728	49,728
Balance at September 30, 2010	$33,988	$33,988

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

USA THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Three customers each accounted for more than 10% of accounts receivable at September 30, 2010, totalling 59% and at September 30, 2009, four customers each accounted for more than 10% of accounts receivable, totalling 86%.  One vendor accounted for 27% of accounts payable at September 30, 2010; at September 30, 2009, one vendor accounted for 26% of accounts payable.  Two customers each accounted for more than 10% of sales amount, for the three months ended September 30, 2010, totalling 55% (the two customers individually account for 27% and 28% of sales, respectively), for the three months ended September 30, 2009, four customers each accounted for more than 10% of sales amount, totalling 93% (the four customers individually account for 33%, 25%, 21% and 14% of sales respectively).  Four vendors supplied 78% of purchases for the three months ended September 30, 2010; for the three months ended September 30, 2009, three vendors accounted for 72% of purchases.

Two customers each accounted for more than 10% of sales amount for the nine months ended September 30, 2010, totalling 46% (the two customers individually account for 22% and 24% of sales respectively), for the nine months ended September 30, 2009, four customers each accounted for more than 10% sales amount, totalling 82%, (the four customers individually account for 28%, 22%, 18% and 14% of sales respectively).  Three vendors supplied 67% of purchases for the nine months ended September 30, 2010, for the nine months ended September 30, 2009, two vendors accounted for 43% of purchases.

Four customers each accounted for more than 10% of accounts receivable at December 31, 2009, totaling 88%.  One vendor accounted for 42% of accounts payable at December 31, 2009. Four customers each accounted for greater than 10% of sales amount for the year ended December 31, 2009, totaling 88%. Three vendors supplied 53% of purchases for the year ended December 31, 2009.

Note 13 - SUBSEQUENT EVENTS

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

In this Form 10-Q, references to “we,” “our,” “us,” “our company,” “the Company,” “USTP,” or the “Registrant” refer to USA Therapy, Inc., a Nevada corporation. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

Since the completion of our recent restructuring in August 2010, we, through our wholly owned subsidiary and our variable interest entities (“VIEs”), are primarily engaged in the research, development, manufacture, marketing and distribution of containerboard products in northwestern China. All of our operations are conducted in the People’s Republic of China where our manufacturing facility is located. Through various contractual arrangements completed on April 22, 2010, (i)  APPI has a controlling interest in Baoji (JV), (ii) Baoji (JV) has a controlling interest in Jinqiu, and (iii) therefore we are required to consolidate Baoji (JV)'s and Jinqiu’s financial statements and ultimately consolidate with the financial statements of APPI.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2009 (as filed in the Company’s Current Report on Form 8-K on August 12, 2010 and amendments thereto) and three and nine months ended September 30, 2010.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there were no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Results of Operations

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Revenue.  We generated revenue of $2,663,705 for the three months ended September 30, 2010, an increase of $935,970 or 54%, compared to $1,727,735 for the three months ended September 30, 2009.  The increase in revenue is primarily attributable to the Company’s development of new market in providing products to the ceramics industry in Baoji.

Cost of sales

We incurred cost of sales of $1,713,980 for the three months ended September 30, 2010, an increase of $802,238, or 88%, compared to $911,742for the three months ended September 30, 2009.  The increase is primarily attributable to an increase in sales volume during the period.

Gross Profit.  We achieved a gross profit of $949,725 for the three months ended September 30, 2010, an increase of $133,732, or 16%, compared to $815,993for the three months ended September 30, 2009.  The increase in gross profit was primarily attributable to increase in sale volume during the period.  Gross margin (gross profit as a percentage of revenues), was (36%) for the three months ended September 30, 2010, compared to 47% for the three months ended September 30, 2009.  The decrease was primarily attributable to the Company’s strategy of lowering its sales price to increase sales volume.

Operating expenses.  We incurred net operating expenses of $148,543 for the three months ended September 30, 2010, an increase of $57,350, or 63%, compared to $91,193for the three months ended September 30, 2009.  The increase in our operating expenses is primarily attributable to an increase in legal, professional, and audit fees  incurred in connection with the engagement of professional advisors and auditors for the Company’s organizational restructuring and reverse acquisition in August 2010.

Aggregated selling expenses accounted for $36,050 of our operating expenses for the three months ended September 30, 2010, a decrease of $4,320, or 11%, compared to $40,370for the three months ended September 30, 2009.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in promotion fee and transportation fee.

Non Operating Income and Expenses.  We had total non-operating income of $24,501 for the three months ended September 30, 2010, an increase of $23,330, or 1992%, compared to $1,171 for the three months ended September 30, 2009.  Other income was $(23,646) for the three months ended September 30, 2010 compared to $110 for three months ended September 30, 2009.  The increase is primarily due to the gain on disposal of waste material during the period

Net Income.  For the foregoing reasons, we had a net income of $601,872 for the three months ended September 30, 2010, an increase of $78,583, or 15%, compared to $523,289 for the three months ended September 30, 2009.  We had net income per share of $0.03 and $0.03for the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Revenue.  We generated revenue of $5,758,232 for the nine months ended September 30, 2010, an increase of $1,898,502, or 49%, compared to $3,859,730 for the nine months ended September 30, 2009.  The increase in revenue is primarily attributable to the Company’s development of a new market, the ceramics industry in Baoji

Gross Profit.  We achieved a gross profit of $2,092,113 for the nine months ended September 30, 2010, an increase of $354,690, or 20%, compared to $1,737,423 for the nine months ended September 30, 2009.  The increase in gross profit was primarily attributable to an increase in sales volume during the period.  Gross margin (gross profit as a percentage of revenue), was 36% for the nine months ended September 30, 2010, compared to 45% for the nine months ended September 30, 2009.  The decrease was primarily attributable to the Company’s strategy of lowering its sales price in order to increase sales volume.

Operating expenses.  We incurred net operating expenses of $312,251 for the nine months ended September 30, 2010, an increase of $71,843, or 30%, compared to $240,408 for the nine months ended September 30, 2009.  The increase in our operating expenses is primarily attributable to an increase in legal, professional, and audit fees incurred in connection with the engagement of professional advisors and auditors for the Company’s organizational restructuring and reverse acquisition in August 2010.

Aggregated selling expenses accounted for $103,085 of our operating expenses for the nine months ended September 30, 2010, a decrease of $1,780, or 2%, compared to $104,865 for the nine months ended September 30, 2009.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in transportation fees.

Non Operating Income and Expenses.  We had total non-operating income of $25,170 for the nine months ended September 30, 2010, an increase of $22,789, or 957%, compared to $2,381 for the nine months ended September 30, 2009.  Other income was $23,712 for the nine months ended September 30, 2010 compared to $127 for nine months ended September 30, 2009.  The increase is primarily due to the gain on disposal of waste material during the period.

Net Income.  For the foregoing reasons, we had a net income of $1,299,922 for the nine months ended September 30, 2010, an increase of $230,022 ,or 21%, compared to a net income of $1,069,900 for the nine months ended September 30, 2009.  We had net income per share of $0.06 and $0.05for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,122,530 of cash and cash equivalents compared to $237,917 as of December 31, 2009.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Cash Flows

Net cash provided by operating activities

Net cash generated in operating activities was $939,328 for the nine months ended September 30, 2010.  This was primarily due to the net income of $1,299,922, adjusted by non-cash related expenses, including provision for doubtful accounts written off of $72,201 and depreciation of $99,014, offset by a net decrease in working capital items of 387,409.  The net decrease in working capital items was mainly due to an increase in accounts receivable, which resulted from the increase in revenue during the period ended September 30, 2010, increase in advances to suppliers, prepaid expenses, and other receivables, and the decrease in accounts payable and customer  deposits.  The net decrease in working capital items was partially offset by a decrease in inventories, amount due from a related party, and an increase in the amount due to a director, accrued expenses and other payable and income tax payable.

Net cash generated in operating activities was $320,483 for the nine months ended September 30, 2009.  This was primarily due to the net income $1,069,900, adjusted by non-cash related expenses of depreciation of $94,670 and retirement of loss on assets  of $1,312 offset by a net decrease in working capital items of $845,399.  The net decrease in working capital items was mainly due to a increase in accounts receivable, inventories and advances to suppliers.  The net decrease in working capital items was partially offset by the decrease in prepaid expense and other receivable and increase in accounts payable, accrued expenses and other payable, customer deposits and income tax liability.

Net cash used in investing activities

Net cash used in investing activities was $80,144 for the nine months ended September 30, 2010, which represents the addition of certain property, plant and equipment.  Net cash used in investing activity was $28,967 for the nine months ended September 30, 2009, which represented additional property, plant and equipment, partially set off by proceeds from a disposal of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,013 for the nine months ended September 30, 2010, which represents an increase in common stock.  Net cash provided by financing activities was $204,681 for the nine months ended September 30, 2009.  This amount was primarily due to proceeds from new bank loan of $204,681.

Contractual Obligations

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $424,001 as of September 30, 2010). The loan carries a 0.78% interest rate per month. The loan runs for five years, starting May 30, 2006, and is payable on the maturity date of May 30, 2011.

On March 13, 2008, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 680,000 (or $101,521 as of September 30, 2010). The loan carries a 0.96% interest rate per month. The loan runs for three years, starting March 13, 2008, and is payable on the maturity date of March 12, 2011.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $209,014 as of September 30, 2010). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The adoption of this new FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company's financial statements.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks.  Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency. Finally, as a result of the macro-economic trend, prices increase, the Company’s procurement prices are also affected resulting in increase in cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc that are related to PRC politics.

 Off-Balance Sheet Commitments and Arrangements

We do not have any financial undertaking or any other guarantee responsible for third party obligations and commitments.  We have not entered into any derivative products contracts having the Company’s equity linked or that have not been reflected in the consolidated Pro Forma financial statements.  Furthermore, in passing our assets to those providing credits, clearing or providing market risks support Bodies, we have not reserved any rights or undefined rights on the assets passing.  The Company does not have any benefits from Bodies providing finance, clearing or market risks or credit support or with Bodies we engage in leasing, hedging or research and development services.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The Company is still investigating on the effect of adoption of this topic on the Company’s future financial statements.

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The Company is still investigating on the effect of adoption of this topic on the Company’s future financial statements.

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company plans to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

1. Hire additional accounting and operations personnel, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Require senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

3.  Interview prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert as well as sufficient independent Directors.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse affect on our business, financial condition, results of operations or liquidity.

ITEM 1A.                   RISK FACTORS.

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the Share Exchange Agreement, on August 6, 2010 we issued 20,000,000 shares of our Common Stock to the shareholders of APPI in exchange for 100% of the outstanding shares of APPI.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of APPI which included, in pertinent part, that such shareholders were either(a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that APPI shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

ITEM 5.                      OTHER INFORMATION.

Not applicable.

ITEM 6.                      EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.                                Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA THERAPY, INC.

Dated: November 22, 2010	/s/Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer

Dated: November 22, 2010	/s/Jinrong Shi
Jinrong Shi
Chief Financial Officer