Form 10-K
period 2010-12-31
China Printing & Packaging, Inc.
filed 2011-03-31
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 001-34386

CHINA PRINTING & PACKAGING, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2298521
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Xiandong Road, Shangsong VillageBaoji City, Fufeng County Shaanxi Province, The People’s Republic of China 722205
(Address of principal executive offices)

011-86-0907-547-1054
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                     ☐ Yes               ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                ☒ Yes                ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,520 (6,800 shares of common stock held by non-affiliates with a closing price on March 18, 2011 of $1.40).

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐  No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of March 29, 2011 is 20,401,000

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.     We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business.

Background of China Printing & Packaging, Inc. and Corporate Structure

China Printing & Packaging, Inc. (the “Company”) was incorporated on May 3, 2007 in the State of Nevada under the name USA Therapy, Inc.

Prior to August 6, 2010, the Company was a development stage company with no revenue or profits.  The Company’s initial business plan was to serve as a provider of short to long-term and temporary, screened and qualified, licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  The Company also owned USA Estate Plans, LLC, a wholly owned subsidiary of the Company, which was dissolved pursuant to a unanimous written consent of the members of USA Estate Plans, LLC on March 5, 2011.

On August 6, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Asian Printing & Packaging, Inc. (“APPI”), a Maryland corporation, and as a result the Company adopted the business of Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Jinqiu”)

In light of the our acquisition of Jinqiu, which is engaged in the business of manufacturing, marketing and sales of containerboard boxes and cartons, we decided to change the name of the Company from “USA Therapy, Inc.” to “China Printing & Packaging, Inc.” (the “Name Change”).  On September 20, 2010 the board of directors unanimously authorized the Name Change, and the majority shareholders of the Company’s common stock ratified the board of directors’ written consent and further authorized the Name Change by written consent of the majority shareholders.  The name change became effective on September 20, 2010.

Background of Jinqiu.

Jinqiu was incorporated in the PRC on August 19, 2003, and is our operating company.  Jinqiu is in the business of manufacturing, marketing and sales of containerboard boxes and cartons in China.

APPI was incorporated in Maryland on August 21, 2009.  Baoji (JV), an entity that is controlled by APPI, is a “joint venture” enterprise incorporated in the PRC on April 1, 2010.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents.

To comply with these restrictions, APPI acquired control of Baoji (JV) by establishing Baoji (JV) as a joint venture, whereby APPI directly owns a minority equity interest, or 32%, in Baoji (JV), and Jinqiu, our operating entity, owns the remaining 68%.  APPI subsequently entered into a series of agreements with Jinqiu which we believe give us effective control over the business of Baoji (JV) despite our current minority ownership in Baoji (JV). These agreements are described in more detail below.

Similarly, APPI indirectly controls Jinqiu, our operating entity, via a number of contractual arrangements between Baoji (JV) and Jinqiu.  These agreements are described in more detail below. Bao Dian & Partners, our PRC counsel, has advised us that in their opinion all of the Management Entrustment Agreements and Option Agreements described below are legal and enforceable under PRC law.  Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Jinqiu and operate our business in the PRC through Jinqiu, we are considered the primary beneficiary of Jinqiu.

Control of Baoji (JV)

On April 22, 2010, Jinqiu, Baoji (JV) and APPI entered into a Management Entrustment Agreement. Pursuant to the Agreement, Jinqiu agrees to exclusively entrust the operation and management of Baoji (JV) to APPI. Under the agreement, APPI manages the operations and assets of Baoji (JV), is entitled to 100% of earnings of Baoji (JV) as a management fee, controls all of the cash flows of Baoji (JV) through a bank account controlled by APPI, manages recruitment and professional training of the management staff of Baoji (JV), chooses distributors for the sales of the products manufactured by Jinqiu, and is obligated to pay all payables and loan payments of Baoji (JV). In addition, under the terms of the Management Entrustment Agreement, APPI has been granted certain rights which include, in part, the right to appoint members of Baoji (JV) Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. The agreement does not terminate unless the business of Baoji (JV) is terminated or APPI exercises its option to acquire all of the assets or equity of Baoji (JV) under the terms of the Exclusive Option Agreement as described herein.

In order for Baoji (JV) to become a wholly owned subsidiary of APPI when permitted under PRC law, on April 22, 2010, APPI, Jinqiu and Baoji (JV) entered into an Exclusive Option Agreement whereby Jinqiu granted APPI an irrevocable and exclusive purchase option to acquire all or part of the assets or equity of Baoji (JV) currently owned by Jinqiu.  The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by APPI, provided that the exercise will not violate any PRC laws or regulations then in effect.  Accordingly, we will consider exercising the Option under such circumstances that we believe will be in our best interests and our shareholders.  The Exclusive Option Agreement has been drafted to give us such flexibility.

In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Jinqiu, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by agreement of all parties or with 30 days notice.

Control of Jinqiu

On April 22, 2010, Baoji (JV) entered into a Management Entrustment Agreement with Jinqiu and the shareholders of Jinqiu, in which Jinqiu and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Baoji (JV). Under the agreement, Baoji (JV) manages the operations and assets of Jinqiu, controls all of the cash flows of Jinqiu through a bank account controlled by Baoji (JV), is entitled to 100% of earnings of Jinqiu as a management fee, manages recruitment and professional training of the management staff of Jinqiu, chooses distributors for the sales of the products manufactured by Jinqiu, and is obligated to pay all payables and loan payments of Jinqiu. In addition, under the terms of the Management Entrustment Agreement, Baoji (JV) has been granted certain rights which include, in part, the right to appoint and terminate members of Jinqiu’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. The Management Entrustment Agreement does not terminate unless the business of Jinqiu is terminated or Baoji (JV) exercises its option to acquire all of the assets or equity of Jinqiu under the terms of the Exclusive Option Agreement as more fully described below.

In order to enable Jinqiu to become an indirectly wholly owned subsidiary of Baoji (JV) when permitted under PRC law, Baoji (JV), Jinqiu and the Jinqiu shareholders entered into an Exclusive Option Agreement whereby the Jinqiu shareholders granted Baoji (JV) an irrevocable and exclusive purchase option to acquire Jinqiu equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by Baoji (JV), provided that the exercise will not violate any PRC laws or regulations then in effect.  Accordingly, we will consider exercising the option under such circumstances we believe will be in our best interests and our shareholders.  The Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Jinqiu, and (6) whether or not the exercise of the option will provide any other additional benefits to us or our shareholders. Upon exercise of the option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The Exclusive Option Agreement may be terminated by agreement of all parties or by 30 days notice.

The consolidated financial statements include the accounts of the Company, Baoji (JV), and Jinqiu, the Company’s variable interest entities (“VIEs”), for which the Company is the primary beneficiary. A primary beneficiary is the enterprise that consolidates a VIE. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted ASC810 and SFAS 167, which require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Although we have only 32% equity ownership interest in Baoji (JV), through the Management Entrustment Agreement between Jinqiu, Baoji and APPI, we are entitled to manage the operations of Baoji (JV), manage and dispose of its assets, nominate officers and directors, make decisions as to the use of funds and manage cash flows and receive a management fee equal to 100% of earnings before tax of Baoji (JV) and we are obligated to pay all of its debts. As a result, we are allowed to consolidate the financial statements of Baoji (JV) under United States GAAP ("U.S.GAAP").

Likewise, although we have no equity ownership interest in Jinqiu, through Baoji (JV), we are entitled to manage the operations of Jinqiu, manage and dispose of its assets, nominate officers and directors, make decisions as to the use of funds and manage cash flows and receive a management fee equal to 100% of earnings before tax of Jinqiu and we are obligated to pay all of its debts. As a result, we are allowed to consolidate the financial statements of Jinqiu under GAAP. When we sell our equity or borrow funds we expect the proceeds will be forwarded to Jinqiu and accounted for as a loan to Jinqiu and eliminated during consolidation. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds, we expect to be the primary obligor on any debt.

Thus, by causing our subsidiary APPI to enter into a Management Entrustment Agreement and Exclusive Option Agreement with Baoji (JV), and by causing Baoji (JV) to enter into a Management Entrustment Agreement and Exclusive Option Agreement with Jinqiu, we are permitted to consolidate the financial results of Baoji (JV) and Jinqiu as our VIEs.

Current Structure

Organizational History of Jinqiu
Fufeng Jinqiu Printing & Packaging Co., Ltd. was incorporated on August 19, 2003 in the People’s Republic of China.  Its original registered capital was RMB 600,000 and in August 2006 it increased to RMB 6.24 million. The stock ownership of the company was jointly held by 10 shareholders including Yongming Feng and Jinhao Zhang, the largest shareholders of the company, representing 28% and 20% of the equity interests of the company, respectively.   The company’s original business scope included the color printing and manufacture and distribution of cardboard boxes, cartons, and related printing labels.

Overview of Jinqiu’s Business

Jinqiu is in the business of manufacturing paperboard boxes and cartons for various uses, including exterior packaging needs of the processed food, fruit, ceramic, building material, light electronics and mechanical industries.  It produces final product boxes and cartons as well as the paperboard and other subgrades from which the boxes and cartons are made.

 Jinqiu is located in the Jiangzhang Economic Development Zone, Shaanxi Province, the People’s Republic of China.  It occupies a land area of approximately 10,000 square meters.

With a total production capacity to manufacture up to 150 million square meters of corrugated board and two billion containers, Jinqiu is one of the largest general board/packaging manufacturers in the Shaanxi Province and in the northwest PRC.

Products

Jinqiu manufactures its boxes and cartons from two major categories of paperboard: containerboard and white boxboard. Containerboard is generally used to make corrugated and solid fiber boxes, while white boxboard is used to make folding cartons.

Below is a diagram of the paper and paper packaging industry, with the products we manufacture highlighted:

Paper Industry’s Flow Chart

Up-Stream
Middle-Stream
Down-Stream
Customers
Printing & Writing Paper
Printing, Advertisement, Publishing
Household Products
Family
Paper
Wrapping Paper
Food, Construction
Specialty Paper
Painting
Pulp
Waste Paper
Kraft/Test Liner
Corrugated Container
Containerboard
Corrugating
Paper Pallet
Ceramics, Fruit, Agriculture, Food & Beverage, Pharmaceuticals ...
Paper board
Core Board
Core/Tube
Coated
White Boxboard
Uncoated
Folding Carton
Products we produce

Manufacturing Process

We manufacture not only the paper packaging products that we sell to our customers, but also the paperboard that we shape and assemble into packaging products, and the intermediary components that comprise the paperboard.

Paperboard Making

We produce two major types of paperboard: containerboard and white boxboard.  The quality of the paperboard (and the quality of the finished packaging products) is determined by the quality of paper that is used in making the paperboard.

Corrugated containers

The most common of packaging material that Jinqiu makes is corrugated fiber boxes, used as shipping containers.  These boxes are shaped and assembled out of corrugated board, which Jinqiu manufactures in-house.  There are two major subgrades for corrugated board: linerboard and corrugated medium. Linerboard and corrugated medium are made from containerboard, a paper-like material that is usually over 0.25 mm thick.

Both the linerboard and corrugated medium are also produced in-house from containerboard. Containerboard is a form of paperboard specially manufactured for the production of solid and corrugated fiberboard. The term encompasses both linerboard and corrugating medium, the two types of paper that make up corrugated board. The containerboard we manufacture is primarily used to make our container products, however we do resell a small portion, approximately 2%, of our containerboard to third party vendors.  Since containerboard is mainly made out of natural unbleached wood fibers, it is generally brown, though the shade can vary depending on the type of wood, recycling rate and impurities level. For certain boxes requiring good presentation, white bleached pulp or coating is used on the top ply of the paper that goes on the box surface.

Production of containerboard is the highest among all kinds of paper in the world, with more than 100 million tons per year (Source: www.wikipedia.com). It is mainly manufactured in specialized paper machines out of virgin as well as recycled fibers. Linerboard made of virgin pulp is called kraftliner, whereas recycled linerboard is named testliner.  Jinqiu primarily purchases kraft paper to produce the linerboard, which, due to its high virgin fiber content, tends to be stronger and have greater moisture resistance than testliner.

Corrugating medium may likewise be recycled or virgin, the latter being normally called semi-chemical medium, making reference to the pulping process involved in its production.  Jinqiu manufactures and produces corrugating medium from semi-recycled paper that we purchase from our suppliers.

Retrieved from:  http://en.wikipedia.org/wiki/Containerboard

In order to manufacture corrugated containers the paper we purchase from our suppliers is wound onto a reel. The reel is then mounted in a roll-slitting machine for rewinding during which time cutters are used to cut the paper into the desired widths.

Our corrugating machines flute the containerboard through compression to produce corrugated medium. It then adheres the corrugated medium to a flat linerboard to form a single-faced board.  A second flat linerboard is then adhered to the other side of the corrugated medium, forming what is called a single-wall (double-faced) corrugated board.  Depending on how strong the final packaging product needs to be, we may add additional walls to the corrugated board or additional layers to the corrugated medium for reinforcement.

Boxboard

Boxboard is a dense, rigid paperboard produced from flat layers of paper.  It is commonly used to make folding cartons and gift boxes. Boxboard is produced using similar processes as corrugated board.  However, unlike corrugated board, boxboard does not contain any corrugated medium and therefore does not have the same flexibility as corrugated board.

Box design and manufacture

Once the requisite paperboard has been produced, we will cut down and shape the board to meet the particular specifications required by our customers.  Generally, we will print the board with the desired template, then crease or score the paperboard to enable controlled bending of the board. As needed, slots are cut to provide flaps on the box. As needed we may also join the different boards together with adhesive, tape or stitching.  The boxes are then packaged and stored until shipment.

For those customer orders that require color printing, we employ both sheet-fed and web-pressed processes.  We generally print the color graphic directly on the corrugated board.  For higher-grade containers, we may preprint the color graphic on a paperboard sheet, which is then laminated, or adhered, either to a single-faced board or to a double-faced corrugated board.

Production Lines

Jinqiu currently has one paperboard production line that can produce about 5-6 million square meters (“m2”) of corrugated board a day.   We estimate that we have a total annual production capacity of corrugated board of up to 150 million m2 and up to 2 billion color-printed boxes. In the near future we plan to make preparations to roll-out an inside packing production line.  Although we plan to cooperate with other producers, the line will be purchased by Jinqiu and located on Jinqiu’s manufacturing premises.

Our existing production line has the capability to produce paperboard, then score, slot, cut, fold and glue the boards into boxes for any application, according to customer needs.  We are equipped with the following automatic machines, including a high-speed, computer-operated corrugator, which can make up to 50,000 m2 of paperboard per day (equivalent to 100,000 to 200,000 sets of boxes/cartons), as well as automatic printing, die-cutting, creasing, slotting machines.  We have the ability to produce double-walled (five-layer) corrugated boards to suit the stacking strength and puncture resistance that is required for our boxes and cartons.  We also own one automatic, high speed four-color flexo printer slotter which can process up to 150 sheets of paperboard per minute.

Below is a table of our primary machines used in our production:

Machine Type	Quantity	Purpose
Five-Layer Paperboard Production Line	1
Primarily used in the production of cardboard, corrugated medium, and five-layer paperboard in a one-pass operation.  Includes a computerized cutting capability to shape 2, 3, 4, and 5-layer paperboard according to customer requirements.

Four-Color Flexo Printer Slotter	1	High-speed, four-color printing, slotting, rolling, notching, and coating. Uses environmentally friendly watercolor printing and produces bright color and precise chromaticity.

Automatic Swinging Machine	1	High-speed and high-volume creasing and bending.

Die-cutting Machine	2	Precise and burr-free carton sizing with multi-function folding and composing.

Offset Press	2	Multi-network, high grade, multi-color gift box and carton printing.

Jinqiu also has complete accessory facilities including its own water supply station, pipes, and boiler facilities.

Quality Control

We maintain a rigorous standard of quality controls.   Our quality assurance staff tracks each process throughout the production according to our strict standards.  We conduct quality control of our raw materials, and then test-sample our semi-finished products (such as linerboard and corrugating medium) prior to proceeding with production of our finished paperboard containers.  Prior to entering the warehouse, we conduct tests on our finished containers according to industry standards and customer specifications such as exterior appearance, interior finishing, and compressive strength.  Any product that does not meet such standards is immediately rejected.  All our quality assurance staff is required to sign off on acceptance documents as an indication of their review and assessment that our standards have been complied with.  As a result of our quality controls, we have historically never had issues with the quality of our products.

Sales of Products

Our customers are primarily regionally-based companies in Shaanxi and neighboring Gansu province from various industries who use our containerboard products to package their finished products.   Shaanxi province is home to many pharmaceutical, food processing, and ceramic industries. Shaanxi is also China’s second-largest fruit-producing province and accounts for approximately one-eighth of the world’s total apple production; more than 80 apple factories reside in Fufeng County alone, where Jinqiu is located. Our largest customers have historically been those in the fruit business, and the harvest months of May through August have traditionally been our high season.  Recently, however, we have been providing products to a growing ceramics industry in Baoji, which in 2009 overtook the fruit industry as the predominant source of our revenue and has tempered the seasonality of our business.

We typically have long-term annual contracts with our major customers pursuant to which they will provide us with a forecast of the type and size of paperboard containers they require.  We then fulfill their orders using various technologies according to their particular requirements.

We reserve the right to adjust the prices of our products and will notify the customer(s) at least a week in advance.

We generally employ a “roll-over” payment policy, pursuant to which at the time that we deliver the customer order, we collect payment for the prior order.  We have not experienced any difficulty in receiving payment for our products.

Delivery Methods

We fulfill each order according to the requirements set by the particular purchase order.  Delivery of our products may be through a third-party logistics company or picked up by our customer.  Delivery charges are borne by the customer.  Our boxes and cartons are delivered flat, to be assembled by the customer.

Major Customers

Our customers are primarily end-users who use our containerboard and boxes/cartons to package and ship their own products. We sell substantially all of our products to customers in the Shaanxi Province.

Our major customers who accounted for more than 10% of our revenue in fiscal year 2010 are as follows:

Name of Customer	Sales (US$)*	Percentage
Baoji Jianzhong Jiajiale Food Products Co., Ltd.	$1,611,721	19.55%
Shaanxi Jintai Ceramics Holding Ltd.	$1,514,551	18.37%
Total	$3,126,272

*Calculated applying RMB to USD exchange rate as of December 31, 2010, 6.60231:1.

Our major customers who accounted for more than 10% of our revenue in fiscal year 2009 are as follows:

Name of Customer	Sales (US$)	Percentage
Baoji Jianzhong Jiajiale Food Products Co., Ltd.	$1,731,936	34.08%
Baoji Wanbao Ceramics Corporation	$1,053,666	20.73%
Shaanxi Longda Pottery & Porcelain Corporation	$934,736	18.39%
Shaanxi Jintai Ceramics Holding Ltd.	$714,754	14.06%

*Calculated applying RMB to USD exchange rate as of December 31, 2010, 6.60231:1.
We regularly sell our products to over 250 customers.   Although we have a handful of customers who each comprise more than 10% of our sales revenue, we do not believe there is a large risk of losing these customers since they are locally situated and enjoy the cost benefits of purchasing our locally-manufactured products.  Even if we were to lose these customers, we believe it would not be difficult to replace them due to the low supply of packaging manufacturers in the region, primarily a result of early stage of development of the packaging industry in the Northwest region of China and the multitude of industries in the region that require packaging products.  Accordingly, we do not believe that the loss of any one customer would have a material adverse effect on us.

Marketing and Sales

We have a team of approximately 28 sales personnel, divided into 5 teams, who work full-time on a salaried basis and receive discretionary bonuses based on their achievement of certain sales targets.  We do not have independent sales agents or distributors.  Because our customers are mostly local, our sales personnel work out of our headquarters and commute out to visit customers.

Marketing expenses for fiscal years 2010 and 2009 were approximately $3,870 and $13,846, respectively.  Marketing expenses for the quarter ended December 31, 2010 were approximately $433.

Raw Materials

Our primary raw materials include tea paperboard, recycled paper, sized paper, bleached and unbleached pulp paper, grey coated paper, yellow coated paper, and kraft liner.  Our auxiliary raw materials include packaging starch, ink, coal, flat filiament, aiguillette, polyvinyl alcohol, and optical film.  We purchase all of these raw materials from domestic suppliers in the Xi’an and Baoji municipalities of Shaanxi Province.  We have not experienced any shortage in raw materials as they are readily available from a host of various suppliers in the local market.  We typically enter into one-year contracts with our suppliers, with August being the month that we purchase the most inventory.  Raw material prices for paper are subject to market forces, though we mitigate the risk of short-term price fluctuation by entering into one-year contracts.  Any increases in costs of raw materials are passed on to our customers.

Our major suppliers of raw materials who accounted for more than 10% of our total raw material purchases in fiscal year 2010 are:

Supplier Name	Raw Material	Total Purchases (US$)	Percentage of Purchases
Shaanxi Famensi Temple Paper Co., Ltd.	Paper	$1,107,615	25.55%
Xi’an Brothers Paper Co., Ltd.	Paper	$728,385	16.80%
Qishan Huaxiang Paper Containers Corporation	Paper	$714,211	16.48%
Xi’an Hengfeng Paper Corporation	Paper	$534,047	12.32%
Total		$3,084,258

Our major suppliers of raw materials who accounted for more than 10% of our total raw material purchases in fiscal year 2009 are:

Name	Raw Material	Total Purchases (US$)	Percentage ofPurchases
Xi’an Brothers Paper Co., Ltd	Wood pulp, tea board, corrugated paper, recycled paper, bleached wood pulp, sizing agents	$478,976	18.59%

Xi’an Hengfeng Paper Corporation	Wood pulp, tea board, corrugated paper, recycled paper, bleached wood pulp, kraft liner, sizing agents	$468,496	18.18%

Shaanxi Sanyou Paper Co., Ltd	Wood pulp, tea board, corrugated paper, recycled paper, bleached wood pulp, kraft liner, sizing agents	$414,883	16.10%

Market Analysis

PRC Containerboard and Paper Packaging Sector

Demand for containerboard and fiber boxes is highly correlated with the performance of economic activities, such as industrial production and consumer spending.  The PRC’s successful reforms have led to rapid economic growth, especially in the segments of merchandise exports and consumer spending, which in turn, have resulted in strong demand growth for containerboard and paper packaging products.

In the decade following 1978, when the PRC started making its transition to a market economy, domestic demand for containerboard more than doubled, rising from less than 1.0 million tons to 2.3 million tons by 1988.  Since then, demand for containerboard has continued to experience very rapid growth, reaching an industrial output value exceeding 1.26 trillion RMB (US$190,842,296) in 2010.  Chinese consumers are now buying processed food, beverages, clothing, footwear and durables that were unavailable during the pre-reform decades and most of these are packed in fiber-based boxes, which are lighter and easier to transport than boxes made of other materials.  In addition, the open economy of the reform era has been driven, in part, by high levels of merchandise exports, such as footwear and toys.  The exporting sectors are demanding quality packaging with added strength and better printability required to achieve competitiveness in the foreign markets.

The containerboard sector accounts for a considerable portion of the total paper output in the People’s Republic of China.  In 2006, it accounted for 35.08% and in 2010, it accounted for 39.87%. Continued growth in containerboard continues to appear likely over the medium and long term, primarily due to the favorable outlook of China’s merchandise exports and consumer spending.

Meanwhile, demand for paper packaging goods in China has been growing about 11% each year, while output has increased by about 8% per year.  According to projections from the China Packaging Federation, China’s output of cardboard boxes will need to reach 20 to 50 million tons over the next few years in order to meet current per capita consumption levels in Asia of 384 kg.  It is expected that output will reach 80 million tons by 2015.

According to a survey conducted by the China Paper Association, between 2000 and 2010, total output of paper and paperboard in China increased by 10.54% with an average annual growth rate of 2.27%, while total consumption experienced an increase of 18.19% over the same period with an average annual growth rate of 10.2%.

The significant increase in demand for containerboard and packaging products is attributed to (1) a healthy growth in industrial production for durable and non-durable goods, (2) rising exports of merchandise goods resulting from the People’s Republic of China’s WTO membership, which in turn increased demand for packaging materials, (3) changing distribution systems and packaging methods, and (4) the increasing popularity of large scale retail outlets relative to traditional open markets.  Demand growth for containerboard could be even stronger if fiber boards do not meet significant competition from alternative packaging materials (particularly plastics) in some end users.

Competition

We are located in the Shaanxi province, which is located in the northwest region of the People’s Republic of China.  Although large domestic enterprises in the paper packaging industry, such as Xianmen Hexing Packaging, Shenzhen Meiyingsen, and Shanghai Huali Packaging, dominate the market share and retain large Fortune 500 companies in the southern, northern, central, southwest, and the Pearl River Delta regions of China, these large packaging companies occupy a relatively small market share in the northwest region of China due to the concentration of small enterprises and a weaker brand awareness in this geographic area.  As such, there is a large potential for growth in the northwest region of China.  Shaanxi Province is one of the first areas where the packaging industry has begun to develop, and there are ample human and technical resources to draw on in this province.  Impeded by geographic factors (desert to the north, mountains to the south), to-date Shaanxi Province has developed at a slower pace than the coastal cities of China.

Currently there are two large packaging enterprises in the Shaanxi region, Haomao Industrial Group Co., Ltd. and Xi’an Tingjin Food Co., Ltd ("Kangshifu").  These companies manufacture and supply packaging products primarily for use by their affiliated companies: Baoji Haomao Industry Group Co., Ltd. primarily produces cigarette and liquor packaging for the company’s other branded products, while Kangshifu primarily produces packaging for its Master Kong brand of instant noodle and beverage products.  These two companies operate on a large scale to service their parent companies’ needs.

In contrast, Jinqiu does not source exclusively to one company, but to various customers from different sectors in the northwest region of China, including the medical, food packaging, agricultural, and ceramic industries.  Although it is of a smaller production scale than the above-mentioned competitors, Jinqiu, which had revenue of over $8 million in 2010, is a relatively large company in the Baoji municipality compared to the average revenue of Baoji companies of about $4.4 million.  The northwest region is ripe for development with industrial zones, such as the Jiangxiang Food Industry Zone and the Agricultural Hi-tech Industrial Demonstration Zone that we anticipate will provide a growing source of demand for our packaging products.  In June 2009 the State Council approved the "Guanzhong - Tianshui Economic Zone Development Plan" which, as one of western China’s three key economic development zones, will promote inland development in the region.  The planned area for this zone includes Shaanxi and the neighboring Gansu province and encapsulates Xi’an, Baoji, and the Yangling Agricultural Hi-tech Industrial Demonstration Zone.   Construction has commenced and is charted to be completed in 2020.

As a relatively early entrant to the northwest packaging industry, we have capitalized on our local positioning to attract a stable local labor and customer base.  We minimize our labor costs by recruiting a flexible labor force from the local regions, which enables us to employ workers as our seasonal needs arise and helps foster good relations with our local government.  We also attract local and regional customers who wish to save on transportation costs as well as overall costs when purchasing our goods.

We have a robust team of 21 technical staff who are highly experienced in their respective fields and a research and development center comprised of 3 full-time design engineers who design new packaging products that satisfy our customers’ needs as well as innovate and improve upon our existing technology.

Intellectual Property

We applied to register our company logo as a trademark in the People’s Republic of China and received approval on December 7, 2009 from the Trademark Bureau of the State Administration of Industry and Commerce (“SAIC”).  The use of this trademark is authorized from March 28, 2010 to March 27, 2020.  The details of our protected trademark are accessible on the SAIC’s website.

Research and Development Activities

We have a research and development center comprising 3 full-time design engineers, which we believe ensures that we stay ahead of the curve by constantly innovating and improving our technology.

Our research and development expenditures are a part of our daily operating expenses.

Government Regulations

In recent years, the State Environmental Protection Administration promulgated a series of environmental protection laws, regulations and policies, including the Catalogue of Environment-Friendly Industries to Be Developed as of the Present Time, Technical Guiding Catalog of Cleaner Production of National Key Industry and Catalogue of Outdated Production Capacity, Technologies and Products to Be Phased Out.

The PRC government strictly regulates the papermaking industry, which can be highly pollutive.  Since we obtain as our raw material already processed kraft paper and our business produces relatively low amounts of pollution, we are not subject to the same level of environmental regulation as others in the paper industry.  We are not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC.

Jinqiu is also subject to standard business license and approval regulations that are required for all corporations in the People’s Republic of China. We have a printing license issued by the News Publishing Regulatory Bureau, License No. 618200212, which enables us to engage in color printing and label printing and is valid through March 31, 2013.

Jinqiu is subject to People’s Republic of China environmental laws, rules and regulations that are standard to manufacturing facilities. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

•	Business License (No. 610324100001325) issued on April 2, 2009 by the Fufeng County Industry and Commerce Administration.

•	Printing Operations License (No. Shaan Xin Chu Ying Zhi No. 618200212) issued on April 12, 2010, by Shaanxi News and Publications Bureau, valid through March 31, 2013.
•
Organization Code Certificate issued by Fufeng County Quality and Technical Supervisory Bureau (code No. 22149587-9, and registration No. 610324-0011397-1), the valid period of which is from March 6, 2008 to March 6, 2012.

•	Taxation Registration Certificate (Bao Feng Di Shui Zi No. 610324221495879-030011824) issued by the Fufeng County Industry and Commerce Administration on October 29, 2006.
•	Taxation Registration Certificate (Bao Feng Di Shui Zi No. 610324221495879) issued by the Fufeng County Industry and Commerce Administration on November 4, 2006 (for land).

Employees

Due to the relative seasonality of our business, Jinqiu has between 150 and 200 full-time employees. We may retain more or less workers depending on our seasonal needs.  Our employees are generally broken down into:

Management	- 8
Sales personnel	- 28
Technicians	- 21
Financial	- 7
Production	- 100 to 150
Procurement	- 3

Item 1A.	Risk Factors

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially and adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Risks Related to the Company's Business and Industry

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

Although our revenues have grown rapidly since our inception from the increasing demand for our containerboard products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers' orders in time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

•
anticipate and adapt to changing conditions in the containerboard and paper products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Intense competition in our market could harm our ability to maintain profitability.

We face competition in the containerboard and packaging industries and expect to face more intense competition with more market entrants in the packaging industry in northwest China as construction of the Guanzhong-Tianshui Economic Zone nears completion. Although we view ourselves in a favorable position vis-à-vis our competition due to our early market entry, some of the other companies that sell into our market may be more successful than us and/or have more experience and money than we do. The additional experience and money may enable our competitors to produce more cost-effective products and market their products with more success than we are able to, which would decrease our sales. In particular, since the packaging industry is labor-intensive, our competitors may be more successful in optimizing their production efficiency and thereby maximizing their competitiveness. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot give you assurance that we can successfully remain competitive. If our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition.

Inadequate funding for our capital expenditure may affect our growth and profitability.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability. Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations,

•	the condition of the People’s Republic of China economy and the containerboard/paper packaging sector in the PRC,

•	conditions in relevant financial markets; and

•	relevant People’s Republic of China laws regulating the same.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms to our investors or lenders, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

 Significant fluctuations in raw material prices may have a material adverse effect on us.

We typically enter into one-year supply contracts with our raw material suppliers.  Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products. In particular, our primary raw materials, teaboard paper, kraft liner, semi-recycled paper, and coated paper, are highly affected by international market conditions and although these raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We may have limited options in the short-term for alternative supply if our suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs.  In the event our cost of materials is increased, we may have to raise prices of our products, making us less competitive price-wise.

We may not be able to adjust our product prices, especially in the short-term, to recover the costs of any increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We depend on a concentration of customers.

Our revenue is dependent, in large part, on significant orders from customers within 60 km of our facilities. We believe that revenue derived from such customers will continue to represent a significant portion of our total revenue although we plan to diversity our customer base by, among other things, expanding our sales. Our inability to continue to secure and maintain a sufficient number of large customers or increase our customer base would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

We usually enter into annual contracts with our customers. If there is an unforeseen circumstance e.g. in the dramatic increase of the costs of our raw materials, we may have to honor these contracts and suffer a loss if we are unable to renegotiate the terms.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the People’s Republic of China in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to the manufacturing of containerboard products involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. Further, we do not have adequate product liability insurance coverage against defective products as our products are manufactured according to fairly basic formulas. Any disputes so far have been resolved through friendly negotiations. There is no guarantee that we will not be involved in any legal proceedings should such negotiations fail one day.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, neither the production nor the sale of our products constitute activities, or generate materials in a material manner, that requires our operation to comply with the People’s Republic of China environmental laws. Although it has not been alleged by People’s Republic of China government officials that we have violated any current environmental regulations, we cannot assure you that the People’s Republic of China government will not amend the current People’s Republic of China environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We rely on Mr. Yongming Feng, our chairman and chief executive officer, for the management of our business, and the loss of his services may significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yongming Feng for the direction of our business. The loss of the services of Mr. Feng, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Feng will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Feng.

We do not have key man insurance on Mr. Feng, our chairman and chief executive officer, upon whom we rely primarily for the direction of our business. If Mr. Feng dies and we are unable to replace Mr. Feng for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman and chief executive officer, Mr. Feng. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

Our management is comprised almost entirely of individuals residing in the People’s Republic of China with very limited English skills.

Our management is comprised almost entirely of individuals born and raised in the PRC. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

Our management is not familiar with the United States securities laws.

Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

We have inadequate insurance coverage.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We will continue to incur significant costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.  If we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 millions and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2009, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Baoji (JV) or Jinqiu’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

Our contractual arrangements with Jinqiu and its shareholders may not be as effective in providing control over Jinqiu as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, we operate our business through Jinqiu. We have no equity ownership interest in Jinqiu and rely on contractual arrangements to control and operate its business. These contractual arrangements may not be effective in providing control over Jinqiu as direct ownership. For example, Jinqiu could fail to take actions required for our business despite its contractual obligation to do so. If Jinqiu fails to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that the Jinqiu shareholders would always act in our best interests.

Because we may rely on the management entrustment agreement with Baoji (JV) and Jinqiu for essentially all of our revenue and cash flows, any difficulty for Jinqiu to pay management fees to Baoji (JV) or for Baoji (JV) to pay management fees to APPI under the management entrustment agreements may have a material adverse effect on our operations.

We are a holding company and currently do not conduct any business operations other than the contractual arrangements between Baoji (JV) and Jinqiu. As a result, we may rely entirely for our revenues on dividend payments from Baoji (JV) for any payment from Jinqiu pursuant to the management entrustment agreement which forms a part of the contractual arrangements between Baoji (JV) and Jinqiu.  Likewise, we rely on the contractual agreements between APPI and Baoji (JV) to ensure that any payments from Jinqiu are passed up to USTP. Since Baoji (JV) is not a legal shareholder of Jinqiu under PRC statutes, the arrangement for Jinqiu to pay a substantial portion of its net income to Baoji (JV) may be challenged by the PRC government, which could prevent us from issuing dividends to our shareholders or making required payments to some of our service providers.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase its costs and also reduce demand for its products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of December 31, 2010, $1 = 6.5871 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Jinqiu’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Jinqiu’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,599,100 as opposed to RMB 6,587,100 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Jinqiu has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $132,009.71 as opposed to $151,811.87 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21.8% appreciation of the Renminbi against the U.S. dollar as of December 31, 2010. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC State Administration of Foreign Exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, Baoji (JV) could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC.

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of December 31, 2010 there were 20,401,000 shares of our common stock issued and outstanding. Our officers and directors own approximately 26% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 26% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock if and when our common stock becomes eligible to trade on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the FINRA over-the-counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Investors may have difficulty liquidating their investment because our common stock is subject to the “penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stock." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

•	If penny stock are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;

•	If the stock are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;

•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.	Unresolved Staff Comments

 Not applicable.

Item 2.	Properties

Headquarters and Administration Offices

Our principal executive offices are located at Fufeng County Shangsong Village Jiangzhang Industrial Zone of Baoji City, Shaanxi Province, People’s Republic of China.  Our headquarters, which house our sales and management departments, and our production base, occupy a total of approximately 10,000 square meters of space. This land is leased from Shangquan Village Group Three for a period of 30 years, expiring October 31, 2037. It requires an annual payment of approximately $880 (RMB 6000).

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Jinqiu’s land use rights with regard to the land that it uses in its business.

Production Plant

Our production headquarters include a 3,800 square meter steel frame factory, 1,600 square meters of warehouse space, a 350 square meter office building, and a 2,300 square meter boiler room. We own all of the structures on our premises.

Our company is equipped with a high-speed corrugated board production line, with automatic computer-control, four-color environmental friendly automatic printing, creasing, slotting machine, and more than 50 sets of other modern automatic machines.

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and quoted and traded on OTC Bulletin Board at this time under the symbol "CHPI".  However, the trading only began on March 3, 2011.  Therefore, the current market for our stock is not well developed.  Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

As of March 29, 2011, we had 134 shareholders of record of our common stock.

Market for Common Equity and Related Stockholder Matters

Our stock did not begin trading until March 3, 2011.  Therefore, there was no market for our shares in 2009 or 2010.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the date of this Current Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in PRC, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from APPI, Baoji (JV) and Jinqiu. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

Pursuant to the Share Exchange Agreement, on August 6, 2010 we issued 20,000,000 shares of our Common Stock to the shareholders of APPI in exchange for 100% of the outstanding shares of APPI.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of APPI which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that APPI shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Stock Transfer Agent

Our transfer agent is Pacific Stock Transfer Co., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon APPI audited consolidated financial statements for the years’ ended December 31, 2010 and 2009, both of which have been prepared in accordance with accounting principles generally accepted in the United States. Through various contractual arrangements completed on April 22, 2010, APPI has a controlling interest in Baoji (JV) and Jinqiu and therefore we are required to consolidate Baoji (JV) and Jinqiu's financial statements and ultimately consolidate them with the financial statements of APPI. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

We are a Nevada corporation that, through our wholly owned subsidiary and our variable interest entities (“VIEs”), is primarily engaged in the research, development, manufacture, marketing, and distribution of containerboard products in northwestern China. All of our operations are conducted in the People’s Republic of China where our manufacturing facility is located. Through various contractual arrangements completed on April 22, 2010, (i) APPI has a controlling interest in Baoji (JV), (ii) Baoji (JV) has a controlling interest in Jinqiu, and (iii) therefore we are required to consolidate Baoji (JV)'s and Jinqiu’s financial statements and ultimately consolidate with the financial statements of APPI.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the years ended December 31, 2010 and 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, APPI, and Baoji (JV) and Jinqiu, the VIEs for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810 “consolidation” and SFAS 167, the Company is required to consolidate a VIE if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining Jinqiu is the VIE of Baoji (JV), the Company considered the following indicators, among others:

●
Baoji (JV) has the full right to control and administrate the financial affairs and daily operation of Jinqiu and has the right to manage and control all assets of Jinqiu. The equity holders of Jinqiu as a group have no right to make any decision about Jinqiu activities without the consent of Baoji (JV).

●
Baoji (JV) was assigned all voting rights of Jinqiu and has the right to appoint all directors and senior management personnel of Jinqiu. The equity holders of Jinqiu possess no substantive voting rights.

●
Baoji (JV) should be paid a management fee equal to 100% of the earnings before tax of Jinqiu and should assume all operation risks of Jinqiu and bear all losses of Jinqiu. Therefore, Baoji (JV) is the primary beneficiary of Jinqiu.

Jinqiu is wholly owned by the majority shareholders of the Company. Under various contractual agreements, the shareholders of Jinqiu are required to transfer their ownership to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Jinqiu.

In determining Baoji (JV) is the VIE of APPI, the Company considered the following indicators, among others:

●
APPI has the full right to control and administrate the financial affairs and daily operation of Baoji (JV) and has the right to manage and control all assets of Baoji (JV). The equity holders of Baoji (JV) as a group have no right to make any decision about Baoji (JV) activities without the consent of APPI.

●
APPI was assigned all voting rights of Baoji (JV) and has the right to appoint all directors and senior management personnel of Baoji (JV). The equity holders of Baoji (JV) possess no substantive voting rights.

●
APPI should be paid a management fee equal to 100% of the earnings before tax of Baoji (JV) and should assume all operation risks of Baoji (JV) and bear all losses of Baoji (JV). Therefore, APPI is the primary beneficiary of Baoji (JV).

Jinqiu is wholly owned by the majority shareholders of the Company. Under various contractual agreements, the shareholders of Jinqiu are required to transfer their ownership to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Jinqiu.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the year ended December 31, 2010 and 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $60,737 and $1,690 respectively.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impact of recently issued accounting standards refer to the Recent Accounting Pronouncements section of Note 2 “Summary of Significant Accounting Policies,” in the Notes to Interim and Annual Financial Statements.

Results of Operation for the Years Ended December 31, 2010 and 2009

Revenue

In the fiscal year ended December 31, 2010, we had revenue of $8,246,182, an increase of approximately 62% as compared with $5,082,549 sold in the year ended December 31, 2009.  This increase was primarily due to the Company’s entrance into the ceramics industry in Baoji.  During the year 2010, the Company acquired some 30 new customers in the ceramics industry and the sales of containerboard products to the ceramics industry amounted to $3,620,252.  This increase in sales to the ceramic industry was the main reason why total sales increased significantly in fiscal year 2010 as compared to fiscal year 2009.

Cost of sales

Cost of sales increased to $5,236,465 for the fiscal year ended December 31, 2010, representing an increase of $2,432,230, or approximately 87%, compared with $2,804,235 for the same period of 2009.  The increase in cost of sales for the year was a direct result of the increase in sales in 2010.

Gross profit

Gross profit increased approximately 32% to $3,009,717 in the fiscal year ended December 31, 2010, as compared to $2,278,314 for fiscal year ended December 31, 2009. Our gross profit margin fell approximately 9% from 36% as of the fiscal year ended December 31, 2009 to approximately 45% as of the same period in 2010 mainly due to the significant increase in the cost of raw paper materials compared with that in 2009.  The Company changed its raw materials procurement policy in the year ended December 31, 2010 in that instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers. This policy makes sure that the supply of raw materials meets the Company’s production schedule and stabilizes the cost of raw paper materials procured during the year 2010. However, the policy is not able to lower the increase in raw material costs to the level of increase in selling price.

Income from operations

Operating income increased approximately 34% to $2,406,148 for the fiscal year ended December 31, 2010, as compared with $1,800,811 for the fiscal year ended December 31, 2009. The increase was primarily a result of the increase in net sales during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $603,569 for the fiscal year ended December 31, 2010, an increase of approximately 26% as compared to $477,503 for the same period in 2009.  This increase was due primarily to an increase in basic salaries for all staff, increase in transportation and increase in provision for doubtful debt.

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the fiscal year ended December 31, 2010, total other expenses decreased approximately 13% to $55,053 from $63,121during the fiscal year ended December 31, 2009. The decrease was mainly due to:

i)	increase of interest expense in 2009 of $64,500 to the current year amount of $76,150. This was due to the draw down of bank loan in June 2009.
ii)	increase in other income from $455 in 2009 to $24,657 in 2010. This is attributable to the gain on disposal of waste material during the year.
iii)	savings in i) and ii) compensated for the in increase in other expense of $2,114 in 2009 to $5,990 in 2010, the reason for increase in other expense was increase in exchange loss during the year.

Net income

Net income was $1,738,831 for the year ended December 31, 2010, an increase of approximately 37% from $1,270,847 for the year ended December 31, 2009. This increase is primarily attributable to an increase in net sales. Our net profit margin fell approximately 4% from 25% for the year ended December 31, 2009 to approximately 21% for the year ended December 31, 2010.  This decrease was primarily attributable to the significant increase in raw material costs as more fully explained in the “Gross Profit” section above.  This increase was primarily attributable to the significant increase in total volume of sales when comparing to year 2009 where the direct production costs increased in a lower rate.

Liquidity and Capital Resources

Year Ended December 31, 2010

Cash and Cash Equivalent

Our cash and cash equivalent were $237,917 at the end of the year ended December 31, 2009 and increased to $335,493 by the end of the year ended December 31, 2010, an increase of $97,576 or approximately 14%.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $1,958,440 for the year ended December 31, 2010.  This was primarily due to the net income of $1,738,831, adjusted by non-cash related expenses including provision for doubtful accounts of $55,765, depreciation of $134,064, and a net increase in working capital items of $141,310.  The net increase in working capital items was mainly due to a decrease in accounts receivable, inventories, prepaid expenses and other receivables and increase in amount due to a director, accrued expenses, and other payables and income tax liability. The net increase in working capital items was partially offset by the increase in advances to suppliers and decrease in accounts payable and customer deposits.

Net cash generated in operating activities was $149,125 for the year ended December 31, 2009.  This was primarily due to the net income of $1,270,847, adjusted by non-cash related expenses of depreciation of $126,677, offset by a net decrease in working capital items of $1,700,803.  The net decrease in working capital items was mainly due to an increase in accounts receivable, and a decrease in amount due to a related party, accounts payable, accrued expenses and other payables.  The net decrease in working capital items was partially offset by the decrease in inventories and prepaid expenses and other receivable and increase in customer deposits and income tax liability.

Net cash used in investing activities

Net cash used in investing activities was $1,883,723 for the year ended December 31, 2010, representing the addition of property and equipment as well acquisition for intangible assets in the nature of land use rights.  Net cash used in investing activities was $40,032 for the year ended December 31, 2009, representing the addition of property and equipment partially offset by proceeds from disposal of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,013 for the year ended December 31, 2010 and $ 204,652 for the year ended December 31, 2009.  This was due to the Company not raising additional bank loans in the year ended December 31, 2010.

Contractual Obligations

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $429,535 as of December 31, 2010). The loan carries a 0.78% interest rate per month. The loan runs for five years, starting May 30, 2006, and is payable on the maturity date of May 30, 2011.

On March 13, 2008, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 640,000 (or $102,846 as of December 31, 2010). The loan carried a 0.96% interest rate per month. The loan ran for three years, starting March 13, 2008, and was paid on the maturity date of March 12, 2011.  Additionally, the loan was renewed with a two year expiration date running from March 16, 2011 to March 16, 2013.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $211,743 as of December 31, 2010). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and the market conditions of next year.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the land use right with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 codified – FASB ASC Topic 740 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Having conducted a thorough review of the Company’s tax position in light of the provisions of FIN 48, the Company had no unrecognized tax benefit and related interest and penalties expense.  This is due to the fact that the Company has not received any notice of examination by the tax authority in the PRC wherein the Company’s operations are carried out.  The tax authority in PRC has the right to examine the Company’s tax position in all past years.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that the United States has adopted a relaxed currency policy, which increases inflation risks.  Secondly, GNP increases in China elevates consumption ability and production cost which naturally increases prices. Finally, because prices are increasing as a result of the macro-economic trend, the Company’s procurement prices are affected which is resulting in an increase in the cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc. that are related to PRC politics.

Off-Balance Sheet Commitments and Arrangements

We do not have any financial undertaking or any other guarantee responsible for third party obligations and commitments.  We have not entered into any derivative products contracts linking the Company’s equity that have not been reflected in the consolidated Pro Forma financial statements.  Furthermore, in passing our assets to those Bodies providing credits, clearing, or market risk support services, we have not reserved any rights or undefined rights on the passing of assets.  The Company does not have any benefits from Bodies providing finance, clearing, market risk or credit support services or with Bodies engaged by us for leasing, hedging or research and development services.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CHINA PRINTING & PACKAGING, INC.

(FORMERLY KNOWN AS USA THERAPY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Printing & Packaging, Inc.

We have audited the accompanying consolidated balance sheet of China Printing & Packaging, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. China Printing & Packaging, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Printing & Packaging, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clement C. W. Chan & Co.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
March 25, 2011

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	Note	December 31,	December 31,
		2010	2009

ASSETS
Current Assets
Cash and cash equivalents		$335,493	$237,917
Accounts receivable	2	2,317,044	2,249,822
Advances to suppliers	2	446,172	25,634
Prepaid expenses and deposit paid		8,297	27,813
Inventories	2	130,847	603,495
Other receivable		-	1,662
Due from a related party	3	-	7,313
Total Current Assets		3,237,853	3,153,656

Property and equipment, net	2	1,238,764	1,285,897
Intangible assets, net	2	1,796,792	-

Total Assets		$6,273,409	$4,439,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2	129,157	$319,231
Accrued expenses and other payable		427,510	204,155
Customer deposits		55,270	163,567
Income tax payable	7	170,856	85,566
Due to a director	5	5,853	2,106
Short-term bank loans	6	532,381	-
Total Current Liabilities		1,321,027	774,625

Long-term bank loans	6	211,743	719,593

Total Liabilities		1,532,770	1,494,218

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized,
20,401,000 and 20,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	8	20,401	20,000
Additional paid-in capital	8	830,144	834,809
Statutory reserves	9	1,592,363	719,368
Accumulated other comprehensive income/(loss)	10	34,134	(26,603)
Retained earnings		2,263,597	1,397,761
Total Stockholders' Equity		4,740,639	2,945,335

Total Liabilities and Stockholders' Equity		$6,273,409	$4,439,553

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Sales	$8,246,182	$$5,082,549

Cost of sales	(5,236,465)	(2,804,235)

Gross profit	3,009,717	2,278,314

Selling, general and administrative expenses	(603,569)	(477,503)

Income from operations	2,406,148	1,800,811

Other Income/(Expense)
Interest income	2,430	3,038
Interest expense	(76,150)	(64,500)
Other income	24,657	455
Other expense	(5,990)	(2,114)
Total other expense	(55,053)	(63,121)

Income before income taxes	2,351,095	1,737,690

Provision for income taxes - note 7)	(612,264)	(466,843)

Net income	$1,738,831	$1,270,847

Weighted average common shares outstanding
Basic	20,162,597	20,000,000
Diluted	20,162,597	20,000,000

Net income per common share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

Net income	$1,738,831	$1,270,847
Other comprehensive income	60,737	1,690
Comprehensive income	$1,799,568	$1,272,537

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,738,831	$1,270,847
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	134,064	126,677
Provision for doubtful accounts written off/ (written back)	(55,765)	152,841
Loss on assets retirement	-	1,313
Changes in operating assets and liabilities:
Accounts receivable	65,008	(1,783,184)
Advances to suppliers	(409,329)	(20,022)
Prepaid expenses and other receivable	21,623	14,423
Inventories	481,074	(126,740)
Accounts payable	(197,237)	(12,511)
Accrued expense and other payable	207,148	71,935
Customer deposits	(111,069)	132,368
Income tax liability	80,345	20,822
Amount due to a director	3,747	2,106

Net cash provided by (used in) operating activities	1,958,440	(149,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition for property, plant and equipment	(86,931)	(41,026)
Proceeds from disposal of property and equipment	-	994
Acquisition for intangible assets	(1,796,792)	-

Net cash used in investing activities	(1,883,723)	(40,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	-	204,652
Proceeds from other short term loan	449,990	-
Repayment of other short term loan	(449,990)	-
Deemed issue of shares on reverse acquisition - note 8)	1,013	-

Net cash provided by financing activities	1,013	204,652

Effect of exchange rate changes on cash and cash equivalents	21,846	560

Net Increase in cash and cash equivalents	97,576	16,055

Cash and cash equivalents, beginning balance	237,917	221,862

Cash and cash equivalents, ending balance	$335,493	$237,917

SUPPLEMENTAL DISCLOSURES:
Interest payments	$76,150	$64,500
Income taxes paid	$531,919	$446,021

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common stock		Additional		Other		Total
	Stock		Paid-in	Statutory	Comprehensive	Retained	Stockholders
	outstanding	Amount	Capital	Reserves	Income/(loss)	Earnings	Equity

Balance December 31, 2008	20,000,000	$20,000	$834,809	$83,392	$(28,293)	762,890	$1,672,798

Foreign currency translation adjustments	-	-	-	-	1,690	-	1,690

Transferred to Statutory reserve	-	-	-	635,976	-	(635,976)	-

Income for the year ended December 31, 2008	-	-	-	-	-	1,270,847	1,270,847

Balance December 31, 2009	20,000,000	20,000	834,809	719,368	(26,603)	1,397,761	2,945,335

Foreign currency translation adjustments	-	-	-	-	60,737	-	60,737

Transferred to Statutory reserve	-	-	-	872,995	-	(872,995)	-

Income for the year ended December 31, 2010	-	-	-	-	-	1,738,831	1,738,831

Issuance of stock for merger with China Printing & Packaging, Inc.	401,000	401	(4,665)	-	-	-	(4,264)

Balance December 31, 2010	20,401,000	$20,401	$830,144	$1,592,363	$34,134	$2,263,597	$4,740,639

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (Formerly known as USA Therapy, Inc.) (“CPPI” or “the Company”) was incorporated on May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. On April 1, 2010, APPI formed a joint venture company, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”). APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). Fufeng is a corporation formed under the laws of Peoples’ Republic of China (“PRC”).  USA Therapy Inc later on changed name to China Printing & Packaging, Inc.(“CPPI”).

In April, 2010, APPI, Baoji, Fufeng and the shareholders of Fufeng entered into a series of agreements (the “Agreements”) including Agreements on Entrustment for Operation and Management, Exclusive Option Agreements, Shareholders’ Voting Proxy Agreement and Shares Pledge Agreement (the “Transaction”). According to these Agreements, i) Baoji acquired management control of Fufeng whereby Baoji is entitled to all of the net profits of Fufeng, as a management fee, and is obligated to fund Fufeng’s operations and pays all of its debts; ii) APPI, in addition to its 32% equity interest ownership in Baoji, by virtue of the provisions of Agreements on Entrustment has been entrusted the remaining 68% ownership of Baoji including all management and administration rights on this 68% share interest in Baoji by Fufeng.

The contractual arrangements completed in April, 2010 provide APPI with controlling interest in Fufeng as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities” and SFAS 167, which requires the Company to consolidate the financial statements of Baoji and Fufeng.  The Company, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE.  Accordingly, the Company is the primary beneficiary of Fufeng.

APPI, through its joint venture company, Baoji and exclusive contractual arrangement with Fufeng., is engaged in the business of manufacturing and marketing paper products for the Chinese marketplace.

On August 6, 2010, APPI became a wholly owned subsidiary of the Company through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of APPI pursuant to the Share Exchange Agreement dated August 6, 2010 by and among Kathy Kestler, Todd Bauman, Asia Packaging & Printing, Inc., the Shareholders of APPI (the “APPI Shareholders”), Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”), and Fufeng Jinqiu Printing & Packaging Co., Ltd. ("Fufeng"). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of APPI in exchange for 20,000,000 newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman, the controlling shareholders and outgoing directors and officers, agreed to cancel an aggregate of 20,000,000 shares of the Company’s common stock.

Prior to the acquisition of APPI, CPPI was a non-operating public shell.  Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as capital transaction, rather than a business combination.  Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and proforma information is not presented.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended December 31, 2010, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

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

Translation Adjustment

As of December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2010 and 2009 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of December 31, 2010 and 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of December 31, 2010 and 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of December 31, 2010 and 2009 was $98,477 and $152,841 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2010 and 2009, inventories consist of the following:

	2010	2009
Raw materials	$88,975	$268,567
Work-in-progress	2,017	-
Finished goods	39,855	334,928
Total	$130,847	$603,495

During the year, the Company has changed its raw materials procurement policy.  Instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  As a result, at December 31, 2010, advances to suppliers, inventories and accounts payable were respectively stated at $446,172 (2009 : $25,634), $130,847 (2009 : $603,495) and $129,157 (2009 : $319,231).

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

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2010 and 2009 Property, Plant & Equipment consist of the following:

	2010	2009
Buildings	$636,318	$620,743
Machinery	995,918	995,918
Vehicles	97,876	35,748
Office equipment	15,967	6,740
Others	1,698	1,697
Total	$1,747,777	$1,660,846
Accumulated depreciation	(509,013)	(374,949)
	$1,238,764	$1,285,897

Depreciation expense for the years ended December 31, 2010 and 2009 was $134,064 and $126,677, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging for fifty years.  Management evaluates the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At December 31, 2010, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current year presented.  Land use right is subject to amortization with estimated lives as follows :

Land use right                                                                     50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of the current financial year.

The components of finite-lived intangible assets are as follows :

	2010	2009
Land use right	$1,796,792	$-
Less : Accumulated amortization	-	-
	$1,796,792	$-

Amortization expense for the year ended December 31, 2010 was $Nil (2009 : Nil as no intangible assets acquired).

 CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future annual amortization expenses related to land use right as of December 31, 2010 are as follows:

2011	35,936
2012	35,936
2013	35,936
2014	35,936
2015	35,936
Thereafter	1,617,112

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying amount of long-term bank loans are considered to be representative of their fair values.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the year ended December 31, 2010 and 2009, the Company incurred advertising expenses of $3,870 and $13,846 respectively.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the year ended December 31, 2010 and 2009, the Company incurred transportation charges of $76,256 and $72,155 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax difference at December 31, 2010 and 2009

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and advances to suppliers arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has been developing a diversified customer base located in China even though at present, there is a high concentration on a few customers as more fully explained in note 13 hereof. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, included in the Codification as ASC 280, Segment Reporting, requires use of the management approach model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidation financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, except as hereinabove fully discussed, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 3 - DUE FROM A RELATED PARTY

The Company had a receivable due from a related party.  As of December 31, 2010 and December 31, 2009, due from a related party was $Nil and $7,313, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor laws of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 - DUE TO A DIRECTOR

The Company has a payable due to a director. As of December 31, 2010 and December 31, 2009, due to a related party was $5,853 and $2,106, respectively.

Note 6 - DEBTS

As of December 31, 2010 and December 31, 2009, the Company had debts in the nature of bank loans repayable in the currency of Chinese Yuan Renminbi (“CNY”), that are used by the Company for working capital, as follows:

	2010		2009
Shaanxi Rural Credit Union	$429,535	Shaanxi Rural Credit Union	$415,375
Terms of the loan call for interest 0.78% per month, with principal due in May 2011		Terms of the loan call for interest 0.78% per month, with principal due in May 2011

Shaanxi Rural Credit Union	102,846	Shaanxi Rural Credit Union	99,456
Term of these loans called for interest 0.96% per month, with principal due in March 2011		Term of the loan called for interest 0.96% per month, with principal due in March 2011

Shaanxi Rural Credit Union	211,743	Shaanxi Rural Credit Union	204,762
Term of these loans called for interest 0.9% per month, with principal due in June 2012		Term of the loan called for interest 0.9% per month, with principal due in June 2012

Total	$744,124		$719,593
Less current portion	$532,381		-
Non current portion	$211,743		$719,593

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Provision for income taxes for the years ended December 31, 2010 and 2009 consists entirely of current taxes.  There were no deferred tax difference at December 31, 2010 and 2009.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in setting, general and administrative expenses in the statements of income and comprehensive income.

For the years ended December 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 8 - COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As detailed in note 1, on August 6, 2010, APPI became a wholly-owned subsidiary of USA Therapy Inc, (“USAT”) through issuance of 20,000,000 new shares of par value of USD0.001 of USAT.  For accounting purpose, this transaction was treated as capital transaction or reverse acquisition on the basis that APPI is the accounting acquirer.  For the recapitalisation, APPI’s equity accounts are restated based on the ratio of the exchange of 20,000,000 USAT shares for 16,620,000 APPI’s shares.  As the par value of each share of USAT and APPI are USD0.001 and USD0.0001 respectively, the difference in capital of USD18,338 arising from this re-capitalisation is reallocated to and is included in additional paid-in capital account and represents part  of the balance at December 31, 2008 of that account.  The original 401,000 USAT shares held by the original shareholders of USAT immediately prior to the reverse acquisition are considered as shares issued in consideration for acquisition of the assets and liabilities of USAT immediately prior to the reverse acquisition.  This resulted in $1,013 cash inflow to the Company which represents the cash held by USAT.

The difference of the acquisition consideration of $401 to the amount of net deficit of assets acquired on reverse acquisition of $4,264 resulted in a total deficit of $4,665 is recorded as movement in the year 2010 in the additional paid-in capital account.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of December 31, 2010 and December 31, 2009, the Company had allocated $1,592,363 (inclusive of voluntary transfers to reserves of $1,207,175) and $719,368 (inclusive of voluntary transfers to reserves of $508,779), respectively, to these non-distributable reserve funds.

CHINA PRINTING & PACKAGING, INC.
(FORMERLY KNOWN AS USA THERAPY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2010 and 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(28,293)	(28,293)
Change for 2009	1,690	1,690
Balance at December 31, 2009	(26,603)	(26,603)
Change for 2010	60,737	60,737
Balance at December 31, 2010	$34,134	$34,134

Note 11 - SEGMENT INFORMATION

For the years ended December 31, 2010 and 2009, all revenues of the Company represented the sales of paper products.  No financial information by business segment is presented.  Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  All tangible and intangible assets are located in the PRC.  The Company operates in only one reportable segment.

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at December 31, 2010, totalling 23% and at December 31, 2009, four customers each accounted for more than 10% of accounts receivable, totalling 88%.  One vendor accounted for 35% of accounts payable at December 31, 2010; at December 31, 2009, one vendor accounted for 27% of accounts payable.  Two customers each accounted for more than 10% of sales amount, for the year ended December 31, 2010, totalling 38% (the two customers individually account for 20% and 18% of sales, respectively) and for the year ended December 31, 2009, four customers each accounted for more than 10% of sales amount, totalling 87% (the four customers individually accounted for 34%, 21%, 18% and 14% of sales respectively).  Four vendors supplied 71% of purchases for the year ended December 31, 2010; for the year ended December 31, 2009, three vendors accounted for 53% of purchases.

Note 14 - SUBSEQUENT EVENTS

For the year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company is taking the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

1. Hiring additional accounting and operations personnel, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

3.  Interviewing prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert as well as sufficient independent Directors.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year ended December 31, 2010.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of the date of this annual report. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Yongming Feng	55	Chairman and Chief Executive Officer
Jinrong Shi	28	Chief Financial Officer
Xiting Yang	37	Director
Michael Segal	67	Director

To the best of the Company’s knowledge, none of the incoming or existing directors or executive officers of the Company have been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Set forth below is certain information with respect to the above-named officers and directors:

YONGMING FENG – Chairman and Chief Executive Officer. Mr. Feng was appointed Chairman and Chief Executive Officer of the Company on August 6, 2010.  He is also an associate engineer, party member, and political advisor to Fufeng County.  In 1993, Mr. Feng established Fufeng County Jinqiu Packaging Factory, which was incorporated as a joint-stock company under the name Fufeng Jinqiu Printing and Packaging Co., Ltd. in 2003.  Mr. Feng continues to serve as Chairman of Jinqiu. Between 1984 and 1993, Mr. Feng served as manager of Changxing Papermaking Factory.  Mr. Feng was awarded the “Pioneer in Entrepreneurship in Shaanxi Province” award in 2008.

JINRONG SHI – Chief Financial Officer. Ms. Shi was appointed Chief Financial Officer of the Company on August 6, 2010.  She has served as the CFO of Fufeng Jinqiu Printing and Packaging Co., Ltd. since March 2010. From September 2006 to December 2009, Ms. Shi served as Chief Accountant in Yangling Benxiang Poultry Product Co., Ltd.  From 2002 to 2006, she studied in Xi’an Jiaotong University and received a bachelor’s degree from Yangling Technical College in 2002.

XITING YANG – Director.  Mr. Yang is the founder of Yangling Technical Printing Factory, where he has served as Chairman and Chief Executive Officer since August 1992. Mr. Yang graduated from Xi’an University of Technology with a vocational degree in printing and packaging.

MICHAEL SEGAL, - Director.  Mr. Segal is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Agri-Business Inc. (CHBU.BB); China Pharmaceuticals Inc.(CFMI.BB); China Power Equipment Company Inc.(CPQQ.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc. (BSPM)  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

Director Qualifications

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Company’s directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what the Company believes are highly relevant positions. Some of the Company’s directors have served in its new operating entity, Jinqiu, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

Our board of directors currently acts as our audit committee.  Our Board of Directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Securities Exchange Act.

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

 We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

Board Meetings

The board held three meetings during the fiscal year of 2010:

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

During 2010, the Board acted by unanimous written consent on three occasions.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis with the exception of two individuals, Ms. Kathy Kestler and Mr. Todd Bauman.  Ms. Kestler and Mr. Bauman were directors and officers of USA Therapy before the reverse acquisition was consummated pursuant to the Exchange Agreement on August 6, 2010.  During their time as directors and officers, they were each the beneficial owners of 42.56% of the Company’s Common Stock.  By not reporting their beneficial ownership on Form 3 until August 25, 2010, Ms. Kestler and Mr. Bauman failed to comply with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Printing & Packaging, Inc. and its subsidiaries in the fiscal years ended December 31, 2010 and 2009 in their capacity as such officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongming Feng
			—	—		—	—	—
Chairman & Chief	2010	6,364
Executive Officer (1)(2)	2009	5,294	-0-	-0-	-0-	-0-	-0-	-0-	5,294

JinRong Shi	2010	3,091
Chief Financial Officer (2)(3)	2009	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at 2010 Fiscal Year End

We do not maintain any equity incentive or stock option plan. Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers

Director Compensation

Name and Principal Position	Fee earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yongming Feng, Chairman of the Board of Directors	6,364	—	—	—	—	—	6,364

Xiting Yang, Director	0	—	—	—	—	—	0

Michael Segal, Director	0	—	—	—	—	—	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 29, 2011.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares (3)
Owners of More than 5% of Class
Jinhao Zhang Rm 231, Tian Yuan Ju, Wei’er Rd., Yangling District, Xianyang, Shaanxi Province, China	2,100,800	10.3%

Executive Officers and Directors
Yongming Feng Chairman, President, and Chief Executive Officer	2,941,120	14.42%
Jinrong Shi Chief Financial Officer	0	--
Xiting Yang Director No. 1 Street 1, Zu 5, West Village, Da Zhai Country, Yangling District, Xianyang, Shaanxi Province, China	1,402,390	6.87%
Michael Segal Director 11 East 86th Street, Suite 19B New York, NY 10028	282,800	1.39%
Officers and Directors as a group (4 individuals)	5,324,720	26.10%

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o China Printing & Packaging, Inc., Xiangdong Road, Shangshong Village, Baoji City, Fufeng County, Shaanxi Province, the People’s Republic of  China 722205.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2010 (31,651,251), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Applicable percentage ownership is based on an assumption of 20,401,000 shares of common stock issued and outstanding as of March 29, 2011. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently obtainable or obtainable within 60 days of March 29, 2011 by exercise or conversion of other securities are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock of APPI in exchange for 20,000,000 newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman, the controlling stockholders and outgoing directors and officers, agreed to cancel an aggregate of 20,000,000 shares of the Company’s common stock.

As a result of the consummation of the Share Exchange Agreement on August 6, 2010, we acquired control of APPI, a Maryland corporation, which indirectly controls our operating entity, Jinqiu, by issuing to the APPI shareholders shares our of Common Stock as consideration for all of the outstanding capital stock of APPI.

The following transactions relate to the activities of APPI and our new operating entity, Jinqiu:

As of March 31, 2010, $2,606 was due to Michael Segal, a director of the Company, for certain advances made on behalf of APPI for certain corporate administrative expenses.  The amount bears no interest and has yet to be paid back as of December 31, 2010.

As of December 31, 2009, $7,313 was due from Yongming Feng, our Chief Executive Officer.  This amount was subsequently paid in full.

Other than as disclosed above, there have been no other transactions since the beginning of our last fiscal year, or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Except with respect to the Share Exchange Agreement, none of the Company’s directors or officers, nor any incoming director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares, nor any of the Company’s promoters, nor any relative or spouse of any of the foregoing persons has or will have any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction to which the Company was or is to be party. None of the Company’s directors or officers, nor any incoming director is indebted to the Company.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has 2 independent directors, Michael Segal and Xiting Yang, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.	Principal Accounting Fees and Services

Audit Fees

We incurred, in the aggregate, approximately $259,494 for professional services rendered by our registered independent public accounting firm for the audit of the Company’s annual financial statements, the internal control for financial reporting, and the quarterly reviews of financial statements included in the Company’s annual financial statements for the year ended December 31, 2010.

Audit-Related Fees

In 2009 the company incurred $80,000 in audit fees.  In 2010, the company incurred $69,200 in audit fees.

Tax Fees

We incurred approximately $68 in fees for tax compliance or tax consulting services during the year ended December 31, 2010.

All Other Fees

We incurred expenses for products and services in 2010 of $5213.  We incurred expenses for products and services in 2009 of $18,715.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1	Share Exchange Agreement dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler, Todd Bauman, APPI, the shareholders of APPI, and Baoji (JV), Jinqiu. (1)
3.1	Articles of Incorporation of USA Therapy, Inc., a Nevada corporation. (2)
3.2	Bylaws of USA Therapy, Inc. (2)
3.3	Amended and Restated Articles of Incorporation of China Printing & Packaging, Inc.
10.1	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.2	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.3	Loan Agreement, dated March 13, 2008, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.4	Loan Agreement, dated June 23, 2009, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.5	Loan Agreement, dated May 29, 2006, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.6	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and APPI. (1)
10.7	Exclusive Option Agreement, dated April 22, 2010, by and among APPI, Jinqiu and Baoji (JV). (1)
10.8	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and Baoji (JV). (1)
10.9	Exclusive Option Agreement, dated April 22, 2010, by and among Baoji (JV), Jinqiu and the shareholders of Jinqiu. (1)
10.10	Form of Customer Agreement. (1)
10.11	Supply Agreement, dated Dec. 29, 2008, by and between Xi’an Brother Paper Industries Co., Ltd. and Jinqiu. (1)
10.12	Supply Agreement, dated Dec. 19, 2008, by and between Shaanxi Three Friends Paper Industries Co., Ltd. and Jinqiu. (1)
10.13	Supply Agreement, dated Dec. 19, 2008, by and between Xi’an Hengfeng Paper Industries Co., Ltd. and Jinqiu. (1)
10.14	Supply Agreement, dated Dec. 9, 2008, by and between Shaanxi Fanmensi Paper Industries Co., Ltd. and Jinqiu. (1)
10.15	Return to Treasury Agreement, dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler and Todd Bauman. (1)
14.1	Code of Ethics
16.1	Letter from M&K CPAs, LLC, to the SEC, dated August 13, 2010(3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on August 12, 2010.
(2)	Incorporated by reference to the exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 3, 2007.
(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 9, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: March 31, 2011	By:	/s/ Yongming Feng
Yongming Feng Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yongming Feng	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2011
Yongming Feng
/s/ Jinrong Shi	Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Jinrong Shi
/s/ Xiting Yang	Director	March 31, 2011
Xiting Yang
/s/ Michael Segal	Director	March 31, 2011
Michael Segal