Form 10-Q
period 2011-03-31
China Printing & Packaging, Inc.
filed 2011-05-16
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34386

CHINA PRINTING & PACKAGING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	35-2298521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Xiangdong Road, Shangsong Village Baoji City, Fufeng County Shaanxi Province, The People’s Republic of China 722205
(Address of Principal Executive Offices) (Zip Code)

011 – 86 – 090-7547-1054
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. □	Accelerated filer. □
Non-accelerated filer. □(Do not check if a smaller reporting company)	Smaller reporting company. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   □   No   ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 16, 2011 was 20,401,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	Note	March 31,	December 31,
		2011	2010
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$663,310	$335,493
Accounts receivable	2	2,397,810	2,317,044
Advances to suppliers	2	441,532	446,172
Prepaid expenses and deposit paid		4,689	8,297
Inventories	2	360,845	130,847
Total Current Assets		3,868,186	3,237,853

Property and equipment, net	2	1,358,980	1,238,764
Intangible assets, net	2	1,844,584	1,796,792

Total Assets		$7,071,750	$6,273,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2	$130,146	$129,157
Accrued expenses and other payable		424,327	427,510
Customer deposits		55,621	55,270
Income tax payable	6	181,105	170,856
Due to a director	4	5,853	5,853
Short-term bank loans	5	432,261	532,381
Total Current Liabilities		1,229,313	1,321,027

Long-term bank loans	5	316,586	211,743

Total Liabilities		1,545,899	1,532,770

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized,
20,401,000 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	7	20,401	20,401
Additional paid-in capital	7	830,144	830,144
Statutory reserves	8	1,872,674	1,592,363
Accumulated other comprehensive income/(loss)	9	258,781	34,134
Retained earnings		2,543,851	2,263,597
Total Stockholders' Equity		5,525,851	4,740,639

Total Liabilities and Stockholders' Equity		$7,071,750	$6,273,409

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Sales	$2,213,046	$1,159,718

Cost of sales	(1,338,877)	(721,218)

Gross profit	874,169	438,500

Selling, general and administrative expenses	(114,421)	(165,656)

Income from operations	759,748	272,844

Other Income/(Expense)
Interest income	682	205
Interest expense	(19,003)	(18,116)
Other income	28	-
Other expense	(316)	(816)
Total other expense	(18,609)	(18,727)

Income before income taxes	741,139	254,117

Provision for income taxes - note 6)	(180,574)	(92,814)

Net income	$560,565	$161,303

Weighted average common shares outstanding
Basic	20,400,000	20,000,000
Diluted	20,400,000	20,000,000

Net income per common share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Net income	$560,565	$161,303
Other comprehensive income	224,647	265
Comprehensive income	$785,212	$161,568

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$560,565	$161,303
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	35,702	32,037
Provision for doubtful accounts written off	8,028	110,193
Amortisation of intangible asset	9,242	-
Changes in operating assets and liabilities:
Accounts receivable	(73,896)	8,967
Advances to suppliers	7,450	(353,124)
Prepaid expenses and other receivable	3,650	2,072
Inventories	(228,496)	456,463
Accounts payable	177	(295,111)
Accrued expense and other payable	(5,853)	11,916
Customer deposits	-	(90,164)
Income tax liability	9,137	7,234
Amount due to a director	-	500
Amount due from a director	-	7,314

Net cash provided by operating activities	325,706	59,600

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition for property, plant and equipment	(945)	-

Net cash used in investing activities	(945)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	103,196	-
Repayment of other short term loan	(103,196)	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	3,056	37

Net Increase in cash and cash equivalents	327,817	59,637

Cash and cash equivalents, beginning balance	335,493	237,917

Cash and cash equivalents, ending balance	$663,310	$297,554

SUPPLEMENTAL DISCLOSURES:
Interest payments	$19,003	$18,116
Income taxes paid	$171,437	$85,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional		Other		Total
	Stock		Paid-in	Statutory	Comprehensive	Retained	Stockholders
	outstanding	Amount	Capital	Reserves	Income/(loss)	Earnings	Equity

Balance December 31, 2009	20,000,000	20,000	834,809	719,368	(26,603)	1,397,761	2,945,335

Foreign currency translation adjustments	-	-	-	-	60,737	-	60,737

Transferred to Statutory reserve	-	-	-	872,995	-	(872,995)	-

Income for the year ended December 31, 2010	-	-	-	-	-	1,738,831	1,738,831

Issuance of stock for merger with China Printing & Packaging, Inc.	401,000	401	(4,665)	-	-	-	(4,264)

Balance December 31, 2010	20,401,000	20,401	830,144	1,592,363	34,134	2,263,597	4,740,639

Foreign currency translation adjustments	-	-	-	-	224,647	-	224,647

Transferred to Statutory reserve	-	-	-	280,311	-	(280,311)	-
Income for the three months ended March 31, 2011	-	-	-	-	-	560,565	560,565

Balance March 31, 2011	20,401,000	$20,401	$830,144	$1,872,674	$258,781	$2,543,851	$5.525.851

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (Formerly known as USA Therapy, Inc.) (“CHPI” or “the Company”) was incorporated on May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. On April 1, 2010, APPI formed a joint venture company, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”). APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). Fufeng is a corporation formed under the laws of Peoples’ Republic of China (“PRC”).  USA Therapy Inc later on changed name to China Printing & Packaging, Inc.(“CHPI”) on  November 22, 2010.

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

Prior to the acquisition of APPI, CHPI was a non-operating public shell.  Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as capital transaction, rather than a business combination.  Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and proforma information is not presented.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the three ended March 31, 2011, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

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

Translation Adjustment

As of March 31, 2011 and December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2011 and December 31, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2011 and December 31, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of March 31, 2011 and December 31, 2010 was $109,335 and $98,477 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2011 and December 31, 2010, inventories consist of the following:

	3/31/2011	12/31/2010
Raw materials	$86,446	$88,975
Work-in-progress	7,946	2,017
Finished goods	266,453	39,855
Total	$360,845	$130,847

During 2010, the Company has changed its raw materials procurement policy.  Instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  As a result, at March 31, 2011, advances to suppliers, inventories and accounts payable were respectively stated at $441,532 (12/31/2010 : $446,175), $360,845 (12/31/2010 : $130,847) and $130,146 (12/31/2010: $129,157).

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of March 31, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	3/31/2011	12/31/2010
Buildings	$706,312	$636,318
Machinery	1,104,957	995,918
Vehicles	104,415	97,876
Office equipment	17,428	15,967
Others	1,889	1,698
Total	$1,935,001	$1,747,777
Accumulated depreciation	(576,021)	(509,013)
	$1,358,980	$1,238,764

Depreciation expense for the three months ended March 31, 2011 and 2010 was $35,702 and $32,037, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging for fifty years.  Management evaluates the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At March 31, 2011, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows :

Land use right 50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of the current financial period.

The components of finite-lived intangible assets are as follows :

	3/31/2011	12/31/2010
Land use right	$1,853,853	$1,796,792
Less : Accumulated amortization	(9,269)	-
	$1,844,584	$1,796,792

Amortization expense for the three months ended March 31, 2011 and 2010 was $9,242 and $nil, respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future annual amortization expenses related to land use right as of March 31, 2011 are as follows:

2011	37,077
2012	37,077
2013	37,077
2014	37,077
2015	37,077
Thereafter	1,659,199

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended March 31, 2011 and 2010, the Company incurred advertising expenses of $Nil and $3,389 respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the three months ended March 31, 2011 and 2010, the Company incurred transportation charges of $14,889 and $10,239 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax difference at March 31, 2011 and December 31, 2010.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, except as hereinabove fully discussed, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 3 - COMPENSATED ABSENCES

Regulation 45 of the local labor laws of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 4 - DUE TO A DIRECTOR

The Company has a payable due to a director. As of March 31, 2011 and December 31, 2010, due to a related party was $5,853 and $5,853, respectively.

Note 5 - DEBTS

As of March 31, 2011 and December 31, 2010, the Company had debts in the nature of bank loans repayable in the currency of Chinese Yuan Renminbi (“CNY”), that are used by the Company for working capital, as follows:

	3/31/2011		12/31/2010
Shaanxi Rural Credit Union	$432,261	Shaanxi Rural Credit Union	$429,535
Terms of the loan call for interest 0.78% per month, with principal due in May 2011		Terms of the loan call for interest 0.78% per month, with principal due in May 2011

Shaanxi Rural Credit Union	103,499	Shaanxi Rural Credit Union	102,846
Term of these loans called for interest 0.96% per month, with principal due in March 2014		Term of the loan called for interest 0.96% per month, with principal due in March 2011

Shaanxi Rural Credit Union	213,087	Shaanxi Rural Credit Union	211,743
Term of these loans called for interest 0.9% per month, with principal due in June 2012		Term of the loan called for interest 0.9% per month, with principal due in June 2012

Total	$748,847		$744,124
Less current portion	$432,261		$532,381
Non current portion	$316,586		$211,743

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 6 - INCOME TAXES

The Company operates in more than one jurisdictions with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The provision for income taxes consists of the following:

	Three Months Ended March, 31
	2011	2010

Current :	$-	$-
Domestic	180,574	92,814
Foreign	-	-
Provision for income taxes	$180,574	$92,814

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three Months Ended March, 31
	2011	2010

Income tax at USA statutory rate (34%)	$251,987	$86,340
State tax, net of federal effect	-	-
Foreign rate differential	(66,702)	(22,811)
Other	(4,711)	29,285
Provision for income taxes	$180,574	$92,814

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for the three months ended March 31, 2011 and 2010 consists entirely of current taxes.  There were no deferred tax difference at March 31, 2011 and 2010.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in setting, general and administrative expenses in the statements of income and comprehensive income.

For the three months ended March 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 7 - COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

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

Note 8 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of March 31, 2011 and December 31, 2010, the Company had allocated $1,872,674 (inclusive of voluntary transfers to reserves of $1,431,424) and $1,592,363 (inclusive of voluntary transfers to reserves of $1,207,175), respectively, to these non-distributable reserve funds.

Note 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(28,293)	(28,293)
Change for 2009	1,690	1,690
Balance at December 31, 2009	(26,603)	(26,603)
Change for 2010	60,737	60,737
Balance at December 31, 2010	34,134	34,134
Change for 2011 Q1	224,647	224,647
Balance at March 31, 2011	$258,781	$258,781

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 10 - SEGMENT INFORMATION

For the three months ended March 31, 2011 and 2010, all revenues of the Company represented the sales of paper products.  No financial information by business segment is presented.  Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  All tangible and intangible assets are located in the PRC.  The Company operates in only one reportable segment.

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at March 31, 2011, totalling 23% and at March 31, 2010, four customers each accounted for more than 10% of accounts receivable, totalling 79%.  One vendor accounted for 29% of accounts payable at March 31, 2011; at March 31, 2010, one vendor accounted for 38% of accounts payable.  Two customers each accounted for more than 10% of sales amount, for the three months ended March 31, 2011, totalling 38% (the two customers individually account for 25% and 13% of sales, respectively) and for the three months ended March 31, 2010, three customers each accounted for more than 10% of sales amount, totalling 62% (the three customers individually accounted for 38%, 12% and 12% of sales respectively).  Four vendors supplied 53% of purchases for the three months ended March 31, 2011; for the three months ended March 31, 2010, three vendors accounted for 85% of purchases.

Two customers each accounted for more than 10% of accounts receivable at December 31, 2010 totalling 23%.  One vendor accounted for 35% of accounts payable at December 31, 2010.  Two customers each accounted for greater than 10% of sales amount for the year ended December 31, 2010, totalling 87%.  Four vendors supplied 71% of purchases for the year ended December 31, 2010.

Note 13 - SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements of Asia Printing and Packaging, Inc. (“APPI”), our wholly owned subsidiary, for the quarters ended March 31, 2011 and 2010, both of which have been prepared in accordance with accounting principles generally accepted in the United States. Through various contractual arrangements completed on April 22, 2010, APPI has a controlling interest in Baoji Jinqiu Printing & Packing Co, Ltd. (“Baoji (JV)”) and Fufeng Jinqiu Printing & Packaging Co., Ltd (“Jinqiu”) and therefore we are required to consolidate Baoji (JV) and Jinqiu's financial statements and ultimately consolidate them with the financial statements of APPI. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

On August 6, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with APPI, a Maryland corporation, and as a result the Company adopted the business of Jinqiu.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarters ended March 31, 2011 and 2010.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the quarters ended March 31, 2011 and 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $224,647 and $265 respectively.

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

Results of Operation for the Three Months Ended March 31, 2011

Revenue

In the quarter ended March 31, 2011, we had revenue of $2,213,046, an increase of approximately 91% as compared with $1,159,718 sold in the quarter ended March 31, 2010.  This increase was primarily due to the Company’s entrance into the ceramics industry in Baoji.  During  2010, the Company acquired some 30 new customers in the ceramics industry and the sales of containerboard products to the ceramics industry amounted to $664,442.  This increase in sales to the ceramic industry was the main reason why total sales increased significantly in the quarter ended March 31, 2011 as compared to the same period in 2010.

Cost of sales

Cost of sales increased to $1,338,877 for the quarter ended March 31, 2011, representing an increase of $617,659, or approximately 86%, compared with $721,218 for the same period of 2010.  The increase in cost of sales for the quarter was a direct result of increase in sales during the first quarter of 2011.

Gross profit

Gross profit increased approximately 99% to $874,169 in the quarter ended March 31, 2011, as compared to $438,500 for the quarter ended March 31, 2010. Our gross profit margin rose approximately 2% from 38% as of the quarter ended March 31, 2010 to approximately 40% as of the same period in 2011 mainly due to an increase in the unit price of our products that was greater than the increase in the cost of raw materials used to produce our products.

Income from operations

Operating income increased approximately 178% to $759,748 for the quarter ended March 31, 2011, as compared with $272,844 for the quarter ended March 31, 2010. The increase was primarily a result of the increase in net sales during the quarter ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $114,421 for the quarter ended March 31, 2011, a decrease of approximately 31% as compared to $165,656 for the same period in 2010.  This decrease was due primarily to a decrease in provision for doubtful debt.

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the quarter ended March 31, 2011, total other expenses decreased approximately 1% to $18,609 from $18,727 during the quarter ended March 31, 2010. The decrease was mainly due to the decrease in donation expenses.

Net income

Net income was $560,565 for the quarter ended March 31, 2011, an increase of approximately 247% from $161,303 for the quarter ended March 31, 2010. This increase is primarily attributable to an increase in net sales. Our net profit margin rose approximately 11% from 14% for the quarter ended March 31, 2010 to approximately 25% for the quarter ended March 31, 2011.  This increase was due to a 15% increase in unit selling price.

Liquidity and Capital Resources

Quarter Ended March 31, 2011

Cash and Cash Equivalent

Our cash and cash equivalent were $335,493 at the end of the quarter ended March 31, 2010, and increased to $663,310 by the end of the quarter ended March 31, 2011, an increase of $327,817 or approximately 98%.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $325,706 for the quarter ended March 31, 2011.  This was primarily due to the net income of $560,565, adjusted by non-cash related expenses including provision for doubtful accounts of $8,028, depreciation of $35,702, amortization of intangible asset of $9,242 and a net decrease in working capital items of $287,831.  The net decrease in working capital items was mainly due to increase in accounts receivable, which is a result of the increase in revenue during the period ended March 31, 2011, as well as an increase in inventories and decrease in accrued expenses and other payables.  The net decrease in working capital items was partially offset by a decrease in advances to suppliers and prepaid expenses and other receivable and an increase in accounts payable and income tax liability.

Net cash generated in operating activities was $59,600 for the quarter ended March 31, 2011.  This was primarily due to the net income of $161,303, adjusted by non-cash related expenses of depreciation of $32,037 and provision for doubtful accounts of $110,193, offset by a net decrease in working capital items of $243,933.  The net decrease in working capital items was mainly due to the increase in advances to suppliers and the decrease in account payable and decrease in customer deposits.  The net decrease in working capital items was partially offset by the decrease in accounts receivable, decrease in inventory, decrease in amount due from a related company, decrease in prepaid expenses and other receivable, increase in amount due to a related party, increase in accrued expenses and other payables and increase in income tax liability.

Net cash used in investing activities

Net cash used in investing activities was $945 for the quarter ended March 31, 2011, representing the addition of property and equipment.  There was no net cash flow in investing activities for the quarter ended March 31, 2010.

Net cash provided by financing activities

There was no net cash provided by financing activities for the quarters ended March 31, 2011 and 2010.

Contractual Obligations.

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $432,261 as of March 31, 2011). The loan carries a 0.78% interest rate per month. The loan runs for five years, starting May 30, 2006, and is payable on the maturity date of May 30, 2011.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $213,087 as of March 31, 2011). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

On March 13, 2011, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 680,000 (or $103,499 as of March 31, 2011). The loan carried a 0.96% interest rate per month. The loan ran for three years, starting March 13, 2011, and was paid on the maturity date of March 12, 2014.

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

None.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

None.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

    None.

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

CHINA PRINTING & PACKAGING, INC.

Date: May 16, 2011	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)