Form 10-Q
period 2011-06-30
China Printing & Packaging, Inc.
filed 2011-08-15
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. □	Accelerated filer. □
Non-accelerated filer. □ (Do not check if a smaller reporting company)	Smaller reporting company. ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of August 15, 2011 was 51,002,502.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	Note	June 30,	December 31,
		2011	2010
		(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents		$1,289,821	$335,493
Accounts receivable	2	2,946,150	2,317,044
Advances to suppliers	2	496,673	446,172
Prepaid expenses and deposit paid		2,979	8,297
Inventories	2	121,550	130,847
Total Current Assets		4,857,173	3,237,853

Property and equipment, net	2	1,345,808	1,238,764
Intangible assets, net	2	1,865,728	1,796,792

Total Assets		$8,068,709	$6,273,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2	$98,388	$129,157
Accrued expenses and other payable		412,296	427,510
Customer deposits		56,542	55,270
Income tax payable	6	281,381	170,856
Due to a director	4	5,553	5,853
Short-term bank loans	5	216,618	532,381
Total Current Liabilities		1,070,778	1,321,027

Long-term bank loans	5	544,639	211,743

Total Liabilities		1,615,417	1,532,770

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized,
20,401,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	7	20,401	20,401
Additional paid-in capital	7	830,144	830,144
Statutory reserves	8	2,222,311	1,592,363
Accumulated other comprehensive income	9	354,247	34,134
Retained earnings		3,026,189	2,263,597
Total Stockholders' Equity		6,453,292	4,740,639

Total Liabilities and Stockholders' Equity		$8,068,709	$6,273,409

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$3,300,748	$1,934,808	$5,513,794	$3,094,526

Cost of sales	(2,034,595)	(1,230,922)	(3,373,472)	(1,952,140)

Gross profit	1,266,153	703,886	2,140,322	1,142,386

Selling, general and administrative expenses	(150,836)	1,948	(265,257)	(163,708)

Income from operations	1,115,317	705,834	1,875,065	978,678

Other Income/(Expense)
Interest income	810	398	1,492	603
Interest expense	(25,867)	(18,525)	(44,870)	(36,641)
Other income	22,313	66	22,341	66
Other expense	(491)	(144)	(807)	(960)
Total Other Income/(Expense)	(3,235)	(18,205)	(21,844)	(36,932)

Income before income taxes	1,112,082	687,629	1,853,221	941,746

Provision for income taxes - note 6)	(280,107)	(150,882)	(460,681)	(243,696)

Net income	$831,975	$536,747	$1,392,540	$698,050

Weighted average common shares outstanding
Basic	20,401,000	20,000,000	20,401,000	20,000,000
Diluted	20,401,000	20,000,000	20,401,000	20,000,000

Net income per common share
Basic	$0.04	$0.03	$0.07	$0.03
Diluted	$0.04	$0.03	$0.07	$0.03

Net income	$831,975	$536,747	$1,392,540	$698,050
Other comprehensive income	95,466	10,598	320,113	10,863
Comprehensive income	$927,441	$547,345	$1,712,653	$708,913

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,392,540	$698,050
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	72,007	64,760
Provision for doubtful accounts written back	(7,570)	(74,846)
Amortisation of intangible asset	18,622	-
Changes in operating assets and liabilities:
Accounts receivable	(564,599)	110,821
Advances to suppliers	(40,158)	(402,421)
Prepaid expenses and other receivable	5,429	(2,684)
Inventories	15,668	483,740
Accounts payable	(33,563)	(297,741)
Accrued expense and other payable	(24,764)	101,463
Customer deposits	-	(110,139)
Income tax liability	105,972	65,267
Amount due to a director	(300)	227
Amount due from a director	-	7,314

Net cash provided by operating activities	939,284	643,811

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition for property, plant and equipment	(1,720)	(63,991)

Net cash used in investing activities	(1,720)	(63,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	540,631	-
Repayment of short term loan	(540,631)	-
Other short term loan	-	449,990

Net cash provided by financing activities	-	449,990

Effect of exchange rate changes on cash and cash equivalents	16,764	4,402

Net Increase in cash and cash equivalents	954,328	1,034,212

Cash and cash equivalents, beginning balance	335,493	237,917

Cash and cash equivalents, ending balance	$1,289,821	$1,272,129

SUPPLEMENTAL DISCLOSURES:
Interest payments	$44,870	$36,641
Income taxes paid	$183,272	$178,429

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional		Other		Total
	Stock		Paid-in	Statutory	Comprehensive	Retained	Stockholders
	outstanding	Amount	Capital	Reserves	Income/(loss)	Earnings	Equity

Balance December 31, 2009	20,000,000	20,000	834,809	719,368	(26,603)	1,397,761	2,945,335

Foreign currency translation adjustments	-	-	-	-	60,737	-	60,737

Transferred to Statutory reserve	-	-	-	872,995	-	(872,995)	-

Income for the year ended December 31, 2010	-	-	-	-	-	1,738,831	1,738,831

Issuance of stock for merger with China Printing & Packaging, Inc.	401,000	401	(4,665)	-	-	-	(4,264)

Balance December 31, 2010	20,401,000	20,401	830,144	1,592,363	34,134	2,263,597	4,740,639

Foreign currency translation adjustments	-	-	-	-	320,113	-	320,113

Transferred to Statutory reserve	-	-	-	629,948	-	(629,948)	-
Income for the six months ended June 30, 2011	-	-	-	-	-	1,392,540	1,392,540

Balance June 30, 2011	20,401,000	$20,401	$830,144	$2,222,311	$354,247	$3,026,189	$6,453,292

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (Formerly known as USA Therapy, Inc.) (“CHPI” or “the Company”) was incorporated on May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. On April 1, 2010, APPI formed a joint venture company, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”). APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). Fufeng is a corporation formed under the laws of Peoples’ Republic of China (“PRC”).  USA Therapy Inc later on changed name to China Printing & Packaging, Inc.(“CHPI”) on 22 November, 2010.

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
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended June 30, 2011, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

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

Translation Adjustment

As of June 30, 2011 and December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2011 and December 31, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2011 and December 31, 2010.

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
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of June 30, 2011 and December 31, 2010 was $95,370 and $98,477 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2011 and December 31, 2010, inventories consist of the following:

	6/30/2011	12/31/2010
Raw materials	$90,767	$88,975
Work-in-progress	819	2,017
Finished goods	29,964	39,855
Total	$121,550	$130,847

During 2010, the Company has changed its raw materials procurement policy.  Instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  This policy has been in place with no change up to now. As a result, at June 30, 2011, advances to suppliers, inventories and accounts payable were respectively stated at $496,673 (12/31/2010 : $446,172), $121,550 (12/31/2010 : $130,847) and $98,388 (12/31/2010 : $129,157).

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	6/30/2011	12/31/2010
Buildings	$718,017	$636,318
Machinery	1,123,267	995,918
Vehicles	106,145	97,876
Office equipment	18,495	15,967
Others	1,921	1,698
Total	$1,967,845	$1,747,777
Accumulated depreciation	(622,037)	(509,013)
	$1,345,808	$1,238,764

Depreciation expense for the six months ended June 30, 2011 and 2010 was $72,007 and $64,760, respectively.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $36,305 and $32,723, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging for fifty years.  Management evaluates the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At June 30, 2011, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows :

Land use right                                                                     50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of the 2010.

The components of finite-lived intangible assets are as follows :

	6/30/2011	12/31/2010
Land use right	$1,884,574	$1,796,792
Less : Accumulated amortization	(18,846)	-
	$1,865,728	$1,796,792

Amortization expense for the six months ended June 30, 2011 and 2010 was $18,622 and $nil, respectively.

Amortization expense for the three months ended June 30, 2011 and 2010 was $9,380 and $nil, respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future annual amortization expenses related to land use right as of June 30, 2011 are as follows:

2011	18,846
2012	37,691
2013	37,691
2014	37,691
2015	37,691
Thereafter	1,696,118

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six months ended June 30, 2011 and 2010, the Company incurred advertising expenses of $847 and $3,389 respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred advertising expenses of $847 and $Nil respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the six months ended June 30, 2011 and 2010, the Company incurred transportation charges of $37,451 and $35,469 respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred transportation charges of $22,562 and $25,230 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax difference at June 30, 2011 and December 31, 2010

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
JUNE 30, 2011
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
JUNE 30, 2011
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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2011, except as hereinabove fully discussed, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 3 - COMPENSATED ABSENCES

Regulation 45 of the local labor laws of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 4 - DUE TO A DIRECTOR

The Company has a payable due to a director. As of June 30, 2011 and December 31, 2010, due to a related party was $5,553 and $5,853, respectively.

Note 5 - DEBTS

As of June 30, 2011 and December 31, 2010, the Company had debts in the nature of bank loans repayable in the currency of Chinese Yuan Renminbi (“CNY”), that are used by the Company for working capital, as follows:

	6/30/2011		12/31/2010
Shaanxi Rural Credit Union	$439,425	Shaanxi Rural Credit Union	$429,535
Terms of the loan call for interest 0.96% per month, with principal due in June 2014		Terms of the loan call for interest 0.78% per month, with principal due in May 2011

Shaanxi Rural Credit Union	105,214	Shaanxi Rural Credit Union	102,846
Term of these loans called for interest 0.96% per month, with principal due in March 2014		Term of the loan called for interest 0.96% per month, with principal due in March 2011

Shaanxi Rural Credit Union	216,618	Shaanxi Rural Credit Union	211,743
Term of these loans called for interest 0.9% per month, with principal due in June 2012		Term of the loan called for interest 0.9% per month, with principal due in June 2012

Total	$761,257		$744,124
Less current portion	$216,618		$532,381
Non current portion	$544,639		$211,743

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 6 - INCOME TAXES

The Company operates in more than one jurisdictions with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Current :	$-	$-	$-	$-
Domestic	-	-	-	-
Foreign	280,107	150,882	460,681	243,696
Provision for income taxes	$280,107	$150,882	$460,681	$243,696

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income tax at USA statutory rate (34%)	$378,108	$233,794	$630,095	$320,194
State tax, net of federal effect	-	-	-	-
Foreign rate differential	(100,088)	(61,887)	(166,790)	(84,758)
Other	2,087	(21,025)	(2,624)	8,260
Provision for income taxes	$280,107	$150,882	$460,681	$243,696

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for the three months and six months ended June 30, 2011 and 2010 consists entirely of current taxes for the operations in PRC.  There were no deferred tax differences in both periods.

Deferred U.S. income taxes have not been provided on the undistributed income of the Company’s foreign subsidiaries because the Company does not plan to initiate any action that would require the payment of U.S. income taxes.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in setting, general and administrative expenses in the statements of income and comprehensive income.

For the three months and six months ended June 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Note 8 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, the Company had allocated $2,222,311 (inclusive of voluntary transfers to reserves of $1,764,257) and $1,592,363 (inclusive of voluntary transfers to reserves of $1,207,175), respectively, to these non-distributable reserve funds.

Note 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$(26,603)	(26,603)
Change for 2010	60,737	60,737
Balance at December 31, 2010	34,134	34,134
Change for 2011 Q1	224,647	224,647
Balance at March 31, 2011	258,781	258,781
Change for 2011 Q2	95,466	95,466
Balance at June 30, 2011	$354,247	$354,247

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 10 - SEGMENT INFORMATION

For the three months and six months ended June 30, 2011 and 2010, all revenues of the Company represented the sales of paper products.  No financial information by business segment is presented.  Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  All tangible and intangible assets are located in the PRC.  The Company operates in only one reportable segment.

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at June 30, 2011, totalling 24% and at December 31, 2010, two customers each accounted for more than 10% of accounts receivable, totalling 70%.  One vendor accounted for 14% of accounts payable at June 30, 2011; at December 31, 2010, one vendor accounted for 35% of accounts payable.  One customer each accounted for more than 10% of sales amount, for the three months ended June 30, 2011, totalling 12% and for the three months ended June 30, 2010, four customers each accounted for more than 10% of sales amount, totalling 62% (the four customers individually accounted for 23%, 14%, 13% and 12% of sales respectively).  Three vendors supplied 36% of purchases for the three months ended June 30, 2011; for the three months ended June 30, 2010, two vendors accounted for 68% of purchases.

One customer each accounted for more than 10% of sales amount for the six months ended June 30, 2011, totalling 11%, for the six months ended June 30, 2010, two customers each accounted for more than 10% sales amount, totalling 39% (the two customers individually account for 22% and 17% respectively).  Two vendors supplied 25% of purchases for the six months ended June 30, 2011, for the six months ended June 30, 2010, four vendors accounted for 86% of purchases.

Note 13 - SUBSEQUENT EVENTS

For the three months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements of Asia Printing and Packaging, Inc. (“APPI”), our wholly owned subsidiary, for the quarters ended June 30, 2011 and 2010, both of which have been prepared in accordance with accounting principles generally accepted in the United States. Through various contractual arrangements completed on April 22, 2010, APPI has a controlling interest in Baoji Jinqiu Printing & Packing Co., Ltd., (“Baoji (JV)”) and Fufeng Jinqiu Printing & Packaging Co., Ltd., (“Jinqiu”) and therefore, we are required to consolidate Baoji (JV) and Jinqiu's financial statements and ultimately consolidate them with the financial statements of APPI. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported, amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

Background of China Printing & Packaging, Inc. and Corporate Structure

China Printing & Packaging, Inc. (the “Company”) was incorporated on May 3, 2007 in the State of Nevada under the name USA Therapy, Inc.

Prior to August 6, 2010, the Company was a development stage company with no revenue or profits.  The Company’s initial business plan was to serve as a provider of short to long-term, screened, qualified and licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  The Company also owned USA Estate Plans, LLC, a wholly owned subsidiary of the Company, which was dissolved pursuant to a unanimous written consent of the members of USA Estate Plans, LLC on March 5, 2011.

On August 6, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with APPI, a Maryland corporation, and as a result, the Company adopted the business of Jinqiu.

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

Background of Jinqiu.

Jinqiu was incorporated in the PRC on August 19, 2003, and is our operating company.  Jinqiu is in the business of manufacturing, marketing and sales of containerboard boxes and cartons in PRC.

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

In order for Baoji (JV) to become a wholly owned subsidiary of APPI under PRC law, on April 22, 2010, APPI, Jinqiu and Baoji (JV) entered into an Exclusive Option Agreement whereby Jinqiu granted APPI an irrevocable and exclusive purchase option to acquire all or part of the assets or equity of Baoji (JV) currently owned by Jinqiu.  The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by APPI, provided that the exercise will not violate any PRC laws or regulations in effect at the time.  Accordingly, we will consider exercising the Option under such circumstances that we believe will be in ours and our shareholders' best interests.  The Exclusive Option Agreement has been drafted to give us such flexibility.

In considering whether or not we will exercise the Option, we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law,  (2) the availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Jinqiu, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by either agreement of all parties or with 30 days’ notice.

Control of Jinqiu

On April 22, 2010, Baoji (JV) entered into a Management Entrustment Agreement with Jinqiu and the shareholders of Jinqiu, in which Jinqiu and its shareholders agreed to transfer control or entrust the operations and management of its business to Baoji (JV). Under the agreement, Baoji (JV) manages the operations and assets of Jinqiu, controls all of the cash flows of Jinqiu through a bank account controlled by Baoji (JV), is entitled to 100% of earnings of Jinqiu as a management fee, manages recruitment and professional training of the management staff of Jinqiu, chooses distributors for the sales of the products manufactured by Jinqiu, and is obligated to pay all payables and loan payments of Jinqiu. In addition, under the terms of the Management Entrustment Agreement, Baoji (JV) has been granted certain rights which include, in part, the right to appoint and terminate members of Jinqiu’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. The Management Entrustment Agreement does not terminate unless the business of Jinqiu is terminated or Baoji (JV) exercises its option to acquire all of the assets or equity of Jinqiu under the terms of the Exclusive Option Agreement as more fully described below.

In order to enable Jinqiu to become an indirectly wholly owned subsidiary of Baoji (JV) when permitted under PRC law, Baoji (JV), Jinqiu and the Jinqiu shareholders entered into an Exclusive Option Agreement whereby the Jinqiu shareholders granted Baoji (JV) an irrevocable and exclusive purchase option to acquire Jinqiu equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by Baoji (JV), provided that the exercise will not violate any PRC laws or regulations in effect at the time.  Accordingly, we will consider exercising the option under such circumstances we believe will be in ours and our shareholders' best interest.  The Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the options, we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Jinqiu, and (6) whether or not the exercise of the option will provide any other additional benefits to us or our shareholders. Upon exercise of the option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The Exclusive Option Agreement may be terminated by either agreement of all parties or by 30 days’ notice.

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

Although we have only 32% equity ownership interest in Baoji (JV), through the Management Entrustment Agreement between Jinqiu, Baoji and APPI, we are entitled to manage the operations of Baoji (JV), manage and dispose of its assets, nominate officers and directors, make decisions as to the use of funds and manage cash flows and receive a management fee equal to 100% of earnings before tax of Baoji (JV) and we are obligated to pay all of its debts. As a result, we are allowed to consolidate the financial statements of Baoji (JV) under United States GAAP ("U.S. GAAP").

Likewise, although we have no equity ownership interest in Jinqiu, through Baoji (JV), we are entitled to manage the operations of Jinqiu, manage and dispose of its assets, nominate officers and directors, make decisions as to the use of funds and manage cash flows and receive a management fee equal to 100% of earnings before tax of Jinqiu. We also are obligated to pay all of its debts. As a result, we are allowed to consolidate the financial statements of Jinqiu under GAAP. When we sell our equity or borrow funds, we expect the proceeds will be forwarded to Jinqiu and accounted for as a loan to Jinqiu and eliminated during consolidation. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds, we expect to be the primary obligor on any debt.

Thus, by causing our subsidiary APPI to enter into a Management Entrustment Agreement and Exclusive Option Agreement with Baoji (JV), and by causing Baoji (JV) to enter into a Management Entrustment Agreement and Exclusive Option Agreement with Jinqiu, we are permitted to consolidate the financial results of Baoji (JV) and Jinqiu as our VIEs.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarters ended June 30, 2011 and 2010.

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

In determining that Jinqiu is the VIE of Baoji (JV), the Company considered the following indicators, among others:

●
Baoji (JV) has the full right to control and administer the financial affairs and daily operation of Jinqiu and has the right to manage and control all assets of Jinqiu. The equity holders of Jinqiu as a group have no right to make any decisions about Jinqiu activities without the consent of Baoji (JV).

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

In determining that Baoji (JV) is the VIE of APPI, the Company considered the following indicators, among others:

●
APPI has the full right to control and administer the financial affairs and daily operation of Baoji (JV) and has the right to manage and control all assets of Baoji (JV). The equity holders of Baoji (JV) as a group have no right to make any decisions about Baoji (JV) activities without the consent of APPI.

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

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. The Company’s operation in the PRC uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the three months ended June 30, 2011 and 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $95,466 and $10,598 respectively.  For the six months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $320,113 and $10,863 respectively.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impact of recently issued accounting standards, refer to the Recent Accounting Pronouncements section of Note 2, “Summary of Significant Accounting Policies,” in the Notes to Interim and Annual Financial Statements.

Results of Operation for the Three Months Ended June 30, 2011

Revenue

For the three months ended June 30, 2011, we had revenue of $3,300,748, an increase of approximately 70% as compared with $1,934,808 sold in the quarter ended June 30, 2010.  This increase was primarily due to the Company’s entrance into the ceramics industry in Baoji.  During 2010, the Company acquired some 30 new customers in the ceramics industry and the sales of containerboard products to the ceramics industry amounted to $710,636 for the three months ended June 30, 2011.  This increase in sales to the ceramic industry was the main reason why total sales increased significantly in the three months ended June 30, 2011 as compared to the same period in 2010.

Costs of Sales

Cost of sales increased to $2,034,595 for the three months ended June 30, 2011, representing an increase of $803,673, or approximately 65%, compared with $1,230,922 for the same period of 2010.  The increase in cost of sales for the quarter was a direct result of increase in sales during the three months ended June 30, 2011.

 Gross Profit

Gross profit increased approximately 79% to $1,266,153 during the three months ended June 30, 2011, as compared to $703,886 during the three months ended June 30, 2010. Our gross profit margin rose approximately 2% from 36% during the three months ended June 30, 2010 to approximately 38% as of the same period in 2011.  This increase was mainly attributable to an increase in the unit price of our products, which was greater than the increase in the cost of raw materials used to produce our products.

Income from Operations

Operating income increased approximately 58% to $1,115,317 during the three months ended June 30, 2011, as compared with $705,834 during the three months ended June 30, 2010. The increase was primarily a result of the increase in net sales during the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $150,836 during the three months ended June 30, 2011, as compared to a net income of $1,948 for the same period in 2010.  This increase was due primarily to the increase in legal and professional fees, fees related to our forward stock split, and staff salary during the three months ended June 30, 2011.  Additionally, there was a write off for the provision of bad debt during the three months ended June 30, 2010 which amounted to $180,039, thereby reducing selling, general and administrative expenses for the three months ended June 30, 2010 by this amount.

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the three months ended June 30, 2011, total other expenses decreased approximately 82% to $3,235 from $18,205 during the three months ended June 30, 2010.  The decrease was mainly due to the gain on disposal of waste material recognized during the quarter ended June 30, 2011, which amounted to $22,305.

Net Income

Net income was $831,975 for the three months ended June 30, 2011, an increase of approximately 55% from $536,747 for the three months ended June 30, 2010.  This increase is primarily attributable to an increase in net sales. Our net profit margin fell approximately 3% from 28% for the three months ended June 30, 2010 to approximately 25% for the three months ended June 30, 2011.  This decrease was due to the significant increase in selling, general and administrative expenses including legal and professional fees, fees related to our forward stock split,  and staff salary for the three months ended June 30, 2011.  Additionally, there was a write off for the provision of bad debt during the three months ended June 30, 2010 which amounted to $180,039, thereby reducing selling, general and administrative expenses for the three months ended June 30, 2010 by this amount.

Results of Operations for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Revenue

In the six months ended June 30, 2011, we had revenue of $5,513,794, an increase of approximately 78% as compared with $3,094,526 sold in the six months ended June 30, 2010.  This increase was primarily due to the Company’s entrance into the ceramics industry in Baoji as explained above.

Cost of Sales

Cost of sales increased to $3,373,472 for the six months ended June 30, 2011, representing an increase of $1,421,332, or approximately 73%, compared with $1,952,140 for the same period of 2010.  The increase in cost of sales for the period was a direct result of the increase in sales in 2011.

Gross Profit

Gross profit increased approximately 87% to $2,140,322 in the six months ended June 30, 2011, as compared to $1,142,386 for the six months ended June 30, 2010. Our gross profit margin rose approximately 2% from 37% as of the six months ended June 30, 2010 to approximately 39% as of the same period in 2011.  This increase was mainly due to an increase in the unit price of our products that was greater than the increase in the cost of raw materials used to produce our products.

Income from Operations

Operating income increased approximately 91% to $1,875,065 for the six months ended June 30, 2011, as compared with $978,678 for the six months ended June 30, 2010. The increase was primarily a result of the increase in net sales during the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $265,257 for the six months ended June 30, 2011, an increase of approximately 62% as compared to $163,708 for the same period in 2010.  This increase was due primarily to increased legal and professional fees, fees related to our forward stock split, and staff salary in the six months ended June 30, 2011.  Additionally, there was a write off for provision of bad debt during the three months ended June 30, 2010 which amounted to $180,039, thereby reducing selling, general and administrative expenses for the three months ended June 30, 2010 by this amount..

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the six months ended June 30, 2011, total other expenses decreased approximately 41% to $21,844 from $36,932 during the six months ended June 30, 2010. The decrease was mainly due to the gain on disposal of waste material recognized during the quarter ended June 30, 2011 which amounted to $22,305.

Net Income

Net income was $1,392,540 for the six months ended June 30, 2011, an increase of approximately 99% from $698,050 for the six months ended June 30, 2010. This increase is primarily attributable to an increase in net sales. Our net profit margin rose approximately 3% from 22% for the six months ended March 31, 2010 to approximately 25% for the six months ended June 30, 2011.  This increase was due to the increase in unit selling price.

Liquidity and Capital Resources

Quarter Ended June 30, 2011

Cash and Cash Equivalent

Our cash and cash equivalent were $1,272,129 at the end of the three months ended June 30, 2010, and increased to $1,289,821 by the end of the three months ended June 30, 2011, an increase of $17,692 or approximately 1%.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $939,284 for the six months ended June 30, 2011.  This was primarily due to a net income of $1,392,540, adjusted by non-cash related expenses including a provision for doubtful accounts written off of $7,570, depreciation of $72,007, amortization of intangible asset of $18,622 and a net decrease in working capital items of $536,315.  The net decrease in working capital items was mainly due to increase in accounts receivable, which is a result of the increase in revenue during the period ended June 30, 2011, as well as an increase in advances to suppliers and decrease in account payable, accrued expenses and other payables and amount due to a director.  The net decrease in working capital items was partially offset by a decrease in prepaid expenses and other receivable, inventories and an increase in income tax liability

Net cash provided by operating activities was $643,811 for the six months ended June 30, 2010.  This was primarily due to the net income of $698,050, adjusted by non-cash related expenses of depreciation of $64,760 and provision for doubtful accounts written off of $74,846, offset by a net decrease in working capital items of $44,153.  The net decrease in working capital items was mainly due to the increase in advances to suppliers, prepaid expenses and other receivables, and the decrease in accounts payable and customer deposits.  The net decrease in working capital items was partially offset by the decrease in accounts receivable, inventory and an amount due from a director, the increase in accrued expenses and other payables, the increase in income tax liability, and an amount due to a director.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,720 for the six months ended June 30, 2011, representing the addition of property and equipment.  Net cash flow in investing activities was $63,991 for the six months ended June 30, 2010 representing the addition of property and equipment.

Net Cash Provided by Financing Activities

There was $0 in net cash provided by financing activities for the six months ended June 30, 2011 and $449,990 in net cash provided by financing activities for the six months ended 2010, which represented the proceeds from other short term loans.

 Contractual Obligations.

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000. The loan carried a 0.78% interest rate per month. The loan ran for five years, starting May 30, 2006, and was repaid in full on the maturity date of May 30, 2011.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $216,618 as of June 30, 2011). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

On June 8, 2010, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $439,425 as of June 30, 2011). The loan carries a 0.96% interest rate per month. The loan runs for three years, starting June 8, 2011, and is payable on the maturity date of June 8, 2014.

On March 13, 2011, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 680,000 (or $105,214 as of June 30, 2011). The loan carries a 0.96% interest rate per month. The loan runs for three years, starting March 13, 2011, and is payable on the maturity date of March 12, 2014.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and the market conditions of next year.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the land use right with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis, or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years.  Early adoption is prohibited. The adoption of this new FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159  is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that the United States has adopted a relaxed currency policy, which increases inflation risks.  Secondly, GNP increases in the PRC elevates consumption ability and production cost which naturally increases prices. Finally, because prices are increasing as a result of the macro-economic trend, the Company’s procurement prices are affected, which is results in an increase in the cost of sales.

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

Off-Balance Sheet Commitments and Arrangements

None.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have, a material impact on these consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

           None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed And Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**
** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: August 15, 2011	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)