Form 10-Q
period 2011-09-30
China Printing & Packaging, Inc.
filed 2011-11-18
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of November 15, 2011 was 51,002,502.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$2,154,945	$335,493
Accounts receivable (note 2)	2,690,204	2,317,044
Advances to suppliers	465,974	446,172
Prepaid expenses and deposit paid	1,204	8,297
Inventories (note 4)	122,584	130,847
Total Current Assets	5,434,911	3,237,853

Property and equipment, net (note 5)	1,386,647	1,238,764
Intangible assets, net (note 6)	1,875,985	1,796,792

Total Assets	$8,697,543	$6,273,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$132,308	$129,157
Accrued expenses and other payables	431,289	427,510
Customer deposits	57,142	55,270
Income tax payable	221,723	170,856
Due to a director (note 7)	5,553	5,853
Short-term bank loan (note 8)	218,914	532,381
Total Current Liabilities	1,066,929	1,321,027

Long-term bank loans (note 8)	550,413	211,743
Total Liabilities	$1,617,342	$1,532,770

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 20,401,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 (note 10)	$20,401	$20,401
Additional paid in capital	830,144	830,144
Statutory reserve (note 11)	2,445,116	1,592,363
Accumulated other comprehensive income	424,302	34,134
Accumulated retained earnings	3,360,238	2,263,597
Total Stockholder's Equity	$7,080,201	$4,740,639

Total Liabilities and Stockholder's Equity	$8,697,543	$6,273,409

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$2,624,805	$2,663,705	$8,138,599	$5,758,232
Cost of sales	1,573,025	1,713,980	4,946,497	3,666,119
Gross profit	1,051,780	949,725	3,192,102	2,092,113

Selling, general and administrative expense	252,836	148,543	518,093	312,251
Income from operations	798,944	801,182	2,674,009	1,779,862

Interest income	1,543	855	3,035	1,458
Interest expense	(22,587)	(19,353)	(67,457)	(55,995)
Other income	111	23,646	22,452	23,712
Other expense	(57)	(4,587)	(864)	(5,547)
Total Other Income (Expense)	(20,990)	561	(42,834)	(36,372)

Income before income taxes	777,954	801,743	2,631,175	1,743,490

Provision for income taxes (note 9)	(221,100)	(199,871)	(681,781)	(443,568)

Net income	$556,854	601,872	$1,949,394	1,299,922

Foreign currency transaction adjustment	70,055	49,728	390,168	60,591

Comprehensive income	$626,909	$651,600	$2,339,562	$1,360,513

Net income (loss) per common share
Earnings per share - basic and diluted	$0.03	$0.03	$0.10	$0.06
Weighted average common shares outstanding	20,401,000	20,239,728	20,401,000	20,080,787

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,949,394	$1,299,922
Adjustments to reconcile net income (loss) to net cash used in operating activities	-
Depreciation	108,692	99,014
Provision for doubtful accounts (written back)	88,719	(72,201)
Amortization of intangible asset	28,118	-
(Increase) decrease in current assets
Accounts receivables	(404,942)	(317,994)
Advances to suppliers	(9,459)	(412,188)
Prepaid expenses and other receivables	7,204	(45,473)
Inventories	14,634	470,458
Increase (decrease) in current liabilities
Accounts payable	357	(218,272)
Accrued expenses and other payables	(5,771)	125,520
Customer deposits	600	(110,139)
Income tax liabilities	46,314	113,073
Amount due to a director	(300)	294
Amount due from a director	-	7,314
Net cash provided by (used in) operating activities	1,823,560	939,328

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(64,901)	(80,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	540,631	-
Repayment of short term loan	(540,631)	(449,990)
Other short term loan		449,990
Increase in common stock	-	1,013
Net cash provided by financing activities	-	1,013

Effect of exchange rate changes on cash and cash equivalents	60,793	24,416

Net change in cash and cash equivalents	1,819,452	884,613
Cash and cash equivalents, beginning balance	335,493	237,917
Cash and cash equivalents, ending balance	$2,154,945	$1,122,530

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$466,838	$326,809
Interest payments	$67,457	$55,995

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Description	Common Share	Amount	Additional Paid-in Capital	Other Compre-hensive Income	Statutory Reserves	Retained Earnings	Total Stock-holders' Equity

Balance, December 31, 2009	20,000,000	$20,000	$834,809	$(26,603)	$719,368	$1,397,761	$2,945,335
Foreign currency translation adjustments	-	-	-	60,737	-	-	60,737
Transfer to statutory reserves	-	-	-	-	872,995	(872,995)	-
Issuance of stock for merger with China Printing & Packaging, Inc. (note 10)	401,000	401	(4,665)	-	-	-	(4,264)
Income for the year	-	-	-	-	-	1,738,831	1,738,831
Balance, December 31, 2010	20,401,000	20,401	830,144	34,134	1,592,363	2,263,597	4,740,639
Foreign currency translation adjustments	-	-	-	390,168	-	-	390,168
Transfer to statutory reserves	-	-	-	-	852,753	(852,753)	-
Income for the nine months	-	-	-	-	-	1,949,394	1,949,394
Balance, September 30, 2011	20,401,000	$20,401	$830,144	$424,302	$2,445,116	$3,360,238	$7,080,201

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (Formerly known as USA Therapy, Inc.) (“CHPI” or “the Company”) was incorporated on May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. On April 1, 2010, APPI formed a joint venture company, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”). APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). Fufeng is a corporation formed under the laws of Peoples’ Republic of China (“PRC”).  USA Therapy Inc. later on changed name to China Printing & Packaging, Inc. (“CHPI”) on 22 November, 2010.

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

APPI, through its joint venture company, Baoji and exclusive contractual arrangement with Fufeng, is engaged in the business of manufacturing and marketing paper products for the Chinese marketplace.

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

Prior to the acquisition of APPI, CHPI was a non-operating public shell.  Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as capital transaction, rather than a business combination.  Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended September 30, 2011, all references for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

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

Translation Adjustment

As of September 30, 2011 and December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months and three months ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2011 and December 31, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2011 and December 31, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of September 30, 2011 and December 31, 2010 were $193,379 and $98,477 respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging for fifty years.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At September 30, 2011, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows:

Land use right                                50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of the 2010.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011, there were no impairments of its long-lived assets.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying amounts of long-term bank loans are considered to be representative of their fair values.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the nine months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $4,581 and $3,399 respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $3,734 and $10 respectively.

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the nine months ended September 30, 2011 and 2010, the Company incurred transportation charges of $57,542 and $54,642 respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred transportation charges of $20,091 and $19,173 respectively.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax differences at September 30, 2011 and December 31, 2010

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share are based upon the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and advances to suppliers arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has been developing a diversified customer base located in China even though at present, there is a high concentration on a few customers as more fully explained in note 15 hereof. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on its consolidated financial statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has not yet determined the impact of the adoption of ASU 2011-08 on its consolidated financial statements.

Note 3 - COMPENSATED ABSENCES

Regulation 45 of the local labor laws of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unused leave is cancelled.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 - INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consist of the following:

	9/30/2011	12/31/2010
Raw materials	$86,332	$88,975
Work-in-progress	-	2,017
Finished goods	36,252	39,855
Total	$122,584	$130,847

Since 2010, the Company has changed its raw materials procurement policy.  Instead of stocking inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  This policy has been in place with no change up to now. As a result, at September 30, 2011, advances to suppliers, inventories and accounts payable were respectively stated at $465,947 (12/31/2010: $446,172), $122,584 (12/31/2010: $130,847) and $132,308 (12/31/2010: $129,157).

Note 5 – PROPERTY, PLANT & EQUIPMENT

As of September 30, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	9/30/2011	12/31/2010
Buildings	$788,988	$636,318
Machinery	1,135,176	995,918
Vehicles	107,270	97,876
Office equipment	18,691	15,967
Others	1,942	1,698
Total	$2,052,067	$1,747,777
Accumulated depreciation	(665,420)	(509,013)
	$1,386,647	$1,238,764

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $108,692 and $99,014, respectively.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $36,685 and $34,254, respectively.

Note 6 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	9/30/2011	12/31/2010
Land use right	$1,904,553	$1,796,792
Less : Accumulated amortization	(28,568)	-
	$1,875,985	$1,796,792

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 – INTANGIBLE ASSETS (CONTINUED)

Amortization expense for the nine months ended September 30, 2011 and 2010 was $28,118 and $nil, respectively.  Amortization expense for the three months ended September 30, 2011 and 2010 was $9,496 and $nil, respectively.

The estimated future annual amortization expenses related to land use right as of September 30, 2011 are as follows:

2011	9,523
2012	38,091
2013	38,091
2014	38,091
2015	38,091
Thereafter	1,714,098

Note 7 - DUE TO A DIRECTOR

The Company has a payable due to a director. As of September 30, 2011 and December 31, 2010, due to a director was $5,553 and $5,853, respectively.

Note 8 – BANK LOANS

As of September 30, 2011 and December 31, 2010, the Company had debts in the nature of bank loans repayable in the currency of Chinese Yuan Renminbi (“CNY”), that are used by the Company for working capital, as follows:

	9/30/2011		12/31/2010
Shaanxi Rural Credit Union	$444,083	Shaanxi Rural Credit Union	$429,535
Terms of the loan call for interest 0.96% per month, with principal due in June 2014		Terms of the loan call for interest 0.78% per month, with principal due in May 2011

Shaanxi Rural Credit Union	106,330	Shaanxi Rural Credit Union	102,846
Term of these loans called for interest 0.96% per month, with principal due in March 2014		Term of the loan called for interest 0.96% per month, with principal due in March 2011

Shaanxi Rural Credit Union	218,914	Shaanxi Rural Credit Union	211,743
Term of these loans called for interest 0.9% per month, with principal due in June 2012		Term of the loan called for interest 0.9% per month, with principal due in June 2012

Total	$769,327		$744,124
Less current portion	$218,914		$532,381
Non-current portion	$550,413		$211,743

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The provision for income taxes consists of the following:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010

Current :	$-	$-	$-	$-
Domestic	-	-	-	-
Foreign	221,100	199,871	681,781	443,568
Provision for income taxes	$221,100	$199,871	$681,781	$443,568

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010

Income tax at USA statutory rate (34%)	$264,504	$272,593	$894,599	$592,787
State tax, net of federal effect	-	-	-	-
Foreign rate differential	(70,015)	(72,157)	(236,806)	(156,914)
Other	26,611	(565)	23,988	7,695
Provision for income taxes	$221,100	$199,871	$681,781	$443,568

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for the three months and nine months ended September 30, 2011 and 2010 consists entirely of current taxes for the operations in PRC.  There were no deferred tax differences in both periods.

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

For the three months and nine months ended September 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

As detailed in note 1, on August 6, 2010, APPI became a wholly-owned subsidiary of USA Therapy Inc., (“USAT”) through issuance of 20,000,000 new shares of par value of USD0.001 of USAT.  For accounting purpose, this transaction was treated as capital transaction or reverse acquisition on the basis that APPI is the accounting acquirer.  For the re-capitalization, APPI’s equity accounts are restated based on the ratio of the exchange of 20,000,000 USAT shares for 16,620,000 APPI’s shares.  As the par value of each share of USAT and APPI are USD0.001 and USD0.0001 respectively, the difference in capital of USD 18,338 arising from this re-capitalization is reallocated to and is included in additional paid-in capital account and represents part of the balance at December 31, 2008 of that account.  The original 401,000 USAT shares held by the original shareholders of USAT immediately prior to the reverse acquisition are considered as shares issued in consideration for acquisition of the assets and liabilities of USAT immediately prior to the reverse acquisition.  This resulted in $1,013 cash inflow to the Company which represents the cash held by USAT.

The difference of the acquisition consideration of $401 to the amount of net deficit of assets acquired on reverse acquisition of $4,264 resulted in a total deficit of $4,665 is recorded as movement in the year 2010 in the additional paid-in capital account.

Note 11 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of September 30, 2011 and December 31, 2010, the Company had allocated $2,445,116 (inclusive of voluntary transfers to reserves of $1,987,062) and $1,592,363 (inclusive of voluntary transfers to reserves of $1,207,175), respectively, to these non-distributable reserve funds.

Note 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$(26,603)	(26,603)
Change for 2010	60,737	60,737
Balance at December 31, 2010	34,134	34,134
Change for 2011 Q1	224,647	224,647
Balance at March 31, 2011	258,781	258,781
Change for 2011 Q2	95,466	95,466
Balance at June 30, 2011	354,247	354,247
Change for 2011 Q3	70,055	70,055
Balance at September 30, 2011	$424,302	$424,302

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 - SEGMENT INFORMATION

For the three months and nine months ended September 30, 2011 and 2010, all revenues of the Company represented the sales of paper products.  No financial information by business segment is presented.  Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  All tangible and intangible assets are located in the PRC.  The Company operates in only one reportable segment.

Note 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15 - MAJOR CUSTOMERS AND CREDIT RISK

One customer accounted for 11% of accounts receivable at September 30, 2011, and at December 31, 2010, two customers each accounted for more than 10% of accounts receivable, totaling 70%.  Two vendors each accounted for more than 10% of accounts payable, totaling 24% at September 30, 2011; at December 31, 2010, one vendor accounted for 35% of accounts payable.

One customer accounted for 12% of sales amount for the three months ended September 30, 2011, Two customers each accounted for more than 10% of sales amount, totaling 55% (the two customers individually accounted for 28% and 27%of sales respectively).  One vendor supplied 11% of purchases for the three months ended September 30, 2011; for the three months ended September 30, 2010, four vendors accounted for 78% of purchases.

No customer accounted for 10% of sales amount for the nine months ended September 30, 2011, and, for the nine months ended September 30, 2010, one customer accounted for 12% of sales amount.  Two vendors supplied 22% of purchases for the nine months ended September 30, 2011, for the nine months ended September 30, 2010, two vendors accounted for 51% of purchases.

Note 16 - SUBSEQUENT EVENTS

For the three months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements of Asia Printing and Packaging, Inc. (“APPI”), our wholly owned subsidiary, for the quarters ended September 30, 2011 and 2010, both of which have been prepared in accordance with accounting principles generally accepted in the United States. Through various contractual arrangements completed on April 22, 2010, APPI has a controlling interest in Baoji Jinqiu Printing & Packing Co., Ltd., (“Baoji (JV)”) and Fufeng Jinqiu Printing & Packaging Co., Ltd., (“Jinqiu”) and therefore, we are required to consolidate Baoji (JV) and Jinqiu's financial statements and ultimately consolidate them with the financial statements of APPI. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported, amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarters ended September 30, 2011 and 2010.

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

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. The Company’s operation in the PRC uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the three months ended September 30, 2011 and 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $70,055 and $49,728 respectively.  For the nine months ended September 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $390,168 and $60,591 respectively.

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

Results of Operation for the Three Months Ended September 30, 2011

Revenue

For the three months ended September 30, 2011 and 2010, revenue remained relatively unchanged at about $2.6 million.  However, for the three months ended September 30, 2011, we experienced a slight decrease in sales to instant noodles and ceramic manufacturers.    These decreases were offset by the appreciation of Chinese Yuen against US Dollars.

Costs of Sales

Cost of sales decreased to $1,573,025 for the three months ended September 30, 2011, representing a decrease of $140,955, or approximately 8%, compared with $1,713,980 for the same period of 2010.  The decrease in cost of sales for the quarter was a direct result of a decrease in sales during the three months ended September 30, 2011.

 Gross Profit

Gross profit of $1,051,780 approximately 40% to $2,624,805 during the three months ended September 30, 2011, as compared to $949,725 during the three months ended September 30, 2010. Our gross profit margin rose approximately 5% from 35% during the three months ended September 30, 2010 to approximately 40% as of the same period in 2011.  This increase was mainly attributable to an increase in the unit price of our products, which was greater than the increase in the cost of raw materials used to produce our products.

Income from Operations

Operating income decreased less than 1% to $798,944 during the three months ended September 30, 2011, as compared with $801,182 during the three months ended September 30, 2010. The decrease was primarily a result of the decrease in net sales during the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $252,836 during the three months ended September 30, 2011, as compared to $148,543 for the same period in 2010.  This increase was primarily due to the increase in legal and professional fees, fees related to our forward stock split, and staff salary during the three months ended September 30, 2011.

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the three months ended September 30, 2011, total other expenses increased approximately to $20,990 from $561 in income during the three months ended September 30, 2010.

Net Income

Net income was $556,854 for the three months ended September 30, 2011, a decrease of approximately 8% from $601,872 for the three months ended September 30, 2010.  This decrease is primarily attributable to a decrease in net sales. Our net profit margin fell approximately1% from 22% for the three months ended September 30, 2010 to approximately 21% for the three months ended September 30, 2011.  This decrease was due to an increase in total other expenses of $21,551 for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Revenue

In the nine months ended September 30, 2011, revenue was $8,138,599, an increase of approximately 41% as compared with $5,758,232 in the comparative nine months in fiscal 2010.  This increase was primarily due to the Company’s entrance into the ceramics industry in Baoji.  During 2010, the Company acquired approximately 30 new customers in the ceramics industry and the sales of containerboard products to the ceramics industry.

Cost of Sales

Cost of sales increased to $4,946,497 for the nine months ended September 30, 2011, representing an increase of $1,280,378, or approximately 35%, compared with $3,666,119 for the same period in 2010.  The increase in cost of sales for the period was a direct result of the increase in sales in the nine months ended September 30, 2011.

Gross Profit

Gross profit increased approximately 53% to $3,192,102 for the nine months ended September 30, 2011, as compared to $2,092,113 for the nine months ended September 30, 2010. The gross profit margin rose approximately 3% from 36% for the nine months ended September 30, 2010 to approximately 39% for the same period in 2011.  This increase was mainly due to an increase in the unit price of our products and offset by the increase in the cost of raw materials used in production.

Income from Operations

Operating income increased approximately 50% to $2,674,009 for the nine months ended September 30, 2011, as compared with $1,779,862 for the nine months ended September 30, 2010. The increase was primarily a result of the increase in net sales during the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $518,093 for the nine months ended September 30, 2011, an increase of approximately 65% as compared to $312,251 for the same period in 2010.  This increase was primarily due to increased legal and professional fees, fees related to our forward stock split, and staff salary in the nine months ended September 30, 2011.

Other Expenses

Total other expenses represent the excess of other expense and interest expense over the aggregate of interest income and other income.  During the nine months ended September 30, 2011, total other expenses increased approximately18% to $42,834 from $36,372 during the nine months ended September 30, 2010.

Net Income

Net income was $1,949,394 for the nine months ended September 30, 2011, an increase of approximately 50% from $1,299,922 for the nine months ended September 30, 2010. This increase is primarily attributable to an increase in net sales as the Company entered into the ceramics industry in Baoji.  This increase in sales to the ceramic industry was the main reason why total sales increased significantly in the nine months ended September 30, 2011 as compared to the same period in 2010.  Our net profit margin rose approximately 2% from 22% for the nine months ended September 30, 2010 to approximately 24% for the nine months ended September 30, 2011.  This increase was due to the increase in unit selling price.

Liquidity and Capital Resources

Quarter Ended September 30, 2011

Cash and Cash Equivalent

As at September 30, 2011, cash and cash equivalents were $2,154,945 compared to $335,943 as at December 31, 2010.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,823,560 for the nine months ended September 30, 2011.  This was primarily due to a net income of $1,949,394, adjusted by non-cash related expenses including a provision for doubtful accounts of $88,719, depreciation of $108,692, amortization of intangible asset of $28,118 and a net increase in working capital items of $351,363.  The net increase in working capital items was mainly due to an increase in accounts receivable, which is a result of the increase in revenue during the period ended September 30, 2011, as well as an increase in advances to suppliers and accounts payable.  Accrued expenses and other payables and amount due to a director all decreased.  The net increase in working capital items was partially offset by a decrease in prepaid expenses and other receivables, inventories and an increase in income tax liability.

Net cash provided by operating activities was $939,328 for the nine months ended September 30, 2010.  This was primarily due to the net income of $1,299,922, adjusted by non-cash related expenses of depreciation of $99,014 and provision for doubtful accounts written off of $72,201, offset by a net decrease in working capital items of $387,407.  The net decrease in working capital items was mainly due to the increase in advances to suppliers, increase in receivables and inventory, and the decrease in accounts payable and customer deposits.  The net decrease in working capital items was partially offset by the decrease in inventory and an amount due from a director.

Net Cash Used in Investing Activities

Net cash used in investing activities was $64,901 for the nine months ended September 30, 2011, representing the addition of property and equipment.  Net cash flow in investing activities was $80,144 for the nine months ended September 30, 2010 representing the addition of property and equipment.

Net Cash Provided by Financing Activities

There was $540,631 in proceeds from a new bank loan, which was used to repay a short term loan of $540,631 resulting  in net cash provided by financing activities for the nine months ended September 30, 2011 to be $nil.  In the comparative period of 2010, $449,990 in net cash was provided which represented the proceeds from other short term loans, which was used to repay another short term loan.

Contractual Obligations

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000. The loan carried a 0.78% interest rate per month. The loan ran for five years, starting May 30, 2006, and was repaid in full on the maturity date of May 30, 2011.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $218,914 as of September 30, 2011). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

On June 8, 2010, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $444,083 as of  September 30, 2011). The loan carries a 0.96% interest rate per month. The loan runs for three years, starting June 8, 2011, and is payable on the maturity date of June 8, 2014.

On March 13, 2011, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 680,000 (or $106,330 as of September 30, 2011). The loan carries a 0.96% interest rate per month. The loan runs for three years, starting March 13, 2011, and is payable on the maturity date of March 12, 2014.

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

Inflation

Inflation in recent years has affected the business results of the Company.  First, supply has been restricted on the global scale and the United States has adopted a relaxed currency policy, both of which increase inflation risks.  Secondly, the increase of GNP in the PRC elevates consumption ability and production cost, which naturally increases prices. Finally, because prices are increasing as a result of the macro-economic trend, the Company’s procurement prices are affected, which resulted in an increase in the cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operating results will be affected by PRC politics, economic and legal environments as well as the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues in China.

Off-Balance Sheet Commitments and Arrangements

None

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on its consolidated financial statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has not yet determined the impact of the adoption of ASU 2011-08 on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.	Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Currently, we are in the process of interviewing professional accounting personnel and prospective new Directors for our Board.

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

           None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed And Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**
** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: November 18, 2011	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2011	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)