Form 10-K
period 2011-12-31
China Printing & Packaging, Inc.
filed 2012-04-16
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,932,316 (32,330,792 shares of common stock held by non-affiliates with a closing price on June 30, 2011 of $0.40, reflecting a 2.5-for-1 stock dividend issued on June 15, 2011).

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

The number of shares of common stock outstanding as of April 13, 2012 is 51,002,502.

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

On August 6, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Asia Packaging & Printing, Inc. (“APPI”), a Maryland corporation, and as a result the Company adopted the business of Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Jinqiu”)

In light of the our acquisition of Jinqiu, which is engaged in the business of manufacturing, marketing and sales of containerboard boxes and cartons, we decided to change the name of the Company from “USA Therapy, Inc.” to “China Printing & Packaging, Inc.” (the “Name Change”).  On September 20, 2010 the board of directors unanimously authorized the Name Change, and the majority shareholders of the Company’s common stock ratified the board of directors’ written consent and further authorized the Name Change by written consent of the majority shareholders.  The name change became effective on November 22, 2010.

Background of Jinqiu

Jinqiu was incorporated in the PRC on August 19, 2003, and is our operating company.  Jinqiu is in the business of manufacturing, marketing and sales of containerboard boxes and cartons in China. APPI was incorporated in Maryland on August 21, 2009.  Baoji (JV), an entity that is controlled by APPI, was incorporated in the PRC on April 1, 2010.

 Control of Baoji (JV)

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

In order for Baoji (JV) to become a wholly owned subsidiary of APPI when permitted under PRC law, on April 22, 2010, APPI, Jinqiu and Baoji (JV) entered into an Exclusive Option Agreement (the “Baoji Option Agreement”) whereby Jinqiu granted APPI an irrevocable and exclusive purchase option to acquire all or part of the assets or equity of Baoji (JV) currently owned by Jinqiu.  The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by APPI, provided that the exercise will not violate any PRC laws or regulations then in effect.

In order to comply with restrictions placed on foreign exchange in the PRC, APPI opted not to exercise its right under the Baoji Option Agreement. On July 11, 2011, APPI and Jinqiu entered into an Equity Transfer Agreement, pursuant to which Jinqiu transferred 68% of the equity interest in Baoji (JV) to APPI for a consideration of RMB 6,240,000 and Baoji (JV) became a wholly own subsidiary of APPI.

Control of Jinqiu

To comply with the restrictions imposed by PRC laws, APPI indirectly controls Jinqiu, our operating entity, via a number of contractual arrangements between Baoji (JV) and Jinqiu.  These agreements are described in more detail below. Bao Dian & Partners, our PRC counsel, has advised us that in their opinion all of the Management Entrustment Agreements and Option Agreements described below are legal and enforceable under PRC law.  Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Jinqiu and operate our business in the PRC through Jinqiu, we are considered the primary beneficiary of Jinqiu.

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

 In order to enable Jinqiu to become an indirectly wholly owned subsidiary of Baoji (JV) when permitted under PRC law, Baoji (JV), Jinqiu and the Jinqiu shareholders entered into an Exclusive Option Agreement whereby the Jinqiu shareholders granted Baoji (JV) an irrevocable and exclusive purchase option to acquire Jinqiu equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by Baoji (JV), provided that the exercise will not violate any PRC laws or regulations then in effect.  Accordingly, we will consider exercising the option under such circumstances we believe will be in our best interests and our shareholders.  The Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Jinqiu, and (6) whether or not the exercise of the option will provide any other additional benefits to us or our shareholders. Upon exercise of the option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The Exclusive Option Agreement may be terminated by agreement of all parties or by 30 days’ notice.

The consolidated financial statements include the accounts of the Company, Baoji (JV), and Jinqiu, the Company’s variable interest entities (“VIEs”), for which the Company is the primary beneficiary. A primary beneficiary is the enterprise that consolidates a VIE. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted ASC810, which require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Although we have no equity ownership interest in Jinqiu, through Baoji (JV), we are entitled to manage the operations of Jinqiu, manage and dispose of its assets, nominate officers and directors, make decisions as to the use of funds and manage cash flows and receive a management fee equal to 100% of earnings before tax of Jinqiu and we are obligated to pay all of its debts. As a result, we are required to consolidate the financial statements of Jinqiu under US GAAP. When we sell our equity or borrow funds we expect the proceeds will be forwarded to Jinqiu and accounted for as a loan to Jinqiu and eliminated during consolidation. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds, we expect to be the primary obligor on any debt.

Thus, by causing our subsidiary APPI and Baoji (JV) to enter into a Management Entrustment Agreement and Exclusive Option Agreement with Jinqiu, we are required to consolidate the financial results of Jinqiu as our VIEs.

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

Below is a diagram of the paper and paper packaging industry, with the products we manufacture highlighted:

Paper Industry’s Flow Chart

Up-Stream
Middle-Stream
Down-Stream
Customers
Printing & Writing Paper
Printing, Advertisement, Publishing
Household Products
Family
Paper
Wrapping Paper
Food, Construction
Specialty Paper
Painting
Pulp
Waste Paper
Kraft/Test Liner
Corrugated Container
Containerboard
Corrugating
Paper Pallet
Paper board
Core Board
Ceramics, Fruit, Agriculture, Food & Beverage, Pharmaceuticals ...
Core/Tube
White Boxboard
Coated
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

In the fiscal year ended December 31, 2011, none of our customers accounted for more than 10% of our revenue.

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

Marketing expenses for fiscal years 2011 and 2010 were approximately $159,259 and $3,870, respectively.

Raw Materials

Our primary raw materials include tea paperboard, recycled paper, sized paper, bleached and unbleached pulp paper, grey coated paper, yellow coated paper, and kraft liner.  Our auxiliary raw materials include packaging starch, ink, coal, flat filament, aiguillette, polyvinyl alcohol, and optical film.  We purchase all of these raw materials from domestic suppliers in the Xi’an and Baoji municipalities of Shaanxi Province.  We have not experienced any shortage in raw materials as they are readily available from a host of various suppliers in the local market.  We typically enter into one-year contracts with our suppliers, with August being the month that we purchase the most inventories.  Raw material prices for paper are subject to market forces, though we mitigate the risk of short-term price fluctuation by entering into one-year contracts.  Any increases in costs of raw materials are passed on to our customers.

In the fiscal year ended December 31, 2011, none of our suppliers of raw materials accounted for more than 10% of our total raw material purchases.

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

●	Business License (No. 610324100001325) issued on April 2, 2009 by the Fufeng County Industry and Commerce Administration.

●	Printing Operations License (No. Shaan Xin Chu Ying Zhi No. 618200212) issued on April 12, 2010, by Shaanxi News and Publications Bureau, valid through March 31, 2013.
●
Organization Code Certificate issued by Fufeng County Quality and Technical Supervisory Bureau (code No. 22149587-9, and registration No. 610324-0011397-1), the valid period of which is from March 6, 2008 to March 6, 2012.

●	Taxation Registration Certificate (Bao Feng Di Shui Zi No. 610324221495879-030011824) issued by the Fufeng County Industry and Commerce Administration on October 29, 2006.
●	Taxation Registration Certificate (Bao Feng Di Shui Zi No. 610324221495879) issued by the Fufeng County Industry and Commerce Administration on November 4, 2006 (for land).

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

Although our revenues have grown rapidly since our inception from the increasing demand for our containerboard products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	expand our product offerings and maintain the high quality of our products;

●	manage our expanding operations, including the integration of any future acquisitions;

●	obtain sufficient working capital to support our expansion and to fill customers' orders in time;

●	maintain adequate control of our expenses;

●	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

●
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

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability. Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

●	our financial condition and results of operations,

●	the condition of the People’s Republic of China economy and the containerboard/paper packaging sector in the PRC,

●	conditions in relevant financial markets; and

●	relevant People’s Republic of China laws regulating the same.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. For the year ended December 31, 2011, our CEO and CFO have concluded that there was a material weakness in our internal control and therefore our internal control over financial reporting was not effective. Please refer to item 9A.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Baoji (JV) or Jinqiu’s business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  On December 31, 2010, the exchange rate was $1:6.3585 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Jinqiu’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Jinqiu’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,599,100 as opposed to RMB 6,587,100 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Jinqiu has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $132,009.71 as opposed to $151,811.87 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.1% appreciation of the Renminbi against the U.S. dollar as of December 31, 2011. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

As of December 31, 2011 there were 51,002,502 shares of our common stock issued and outstanding. Our officers and directors own approximately 22.78% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 22.78% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay cash dividends and meet other obligations depends upon the receipt of cash dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

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
Legal remedies, which may be available to the investor, are as follows:

●	If penny stock are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;

●	If the stock are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;

●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

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

Headquarters and Administration Offices

Our principal executive offices are located at Fufeng County Shangsong Village Jiangzhang Industrial Zone of Baoji City, Shaanxi Province, People’s Republic of China.  Our headquarters, which house our sales and management departments, and our production base, occupy a total of approximately 10,000 square meters of space. This land is leased from Shangquan Village Group Three for a period of 30 years, expiring October 31, 2037. It requires an annual payment of approximately $880 (RMB 6,000).

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We began trading on the Over the Counter Bulletin Board on March 3, 2011, and our symbol is "CHPI.OB." Prior to that, there had never been any established public market for shares of our common stock. The following table sets forth for the period indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. As of April 13, 2011, the last reported closing price of our common stock was $0.12 per share. Where applicable, the prices set forth below give retroactive effect to our 2.5-for-1 stock dividends issued on June 15, 2011.

CALENDAR QUARTER ENDED	HIGH BID($)	LOW BID($)
March 31, 2011	$0.70	$0.56
June 30, 2011	$0.56	$0.10
September 30, 2011	$0.40	$0.15
December 31, 2011	$0.16	$0.10

As of April 13, 2012, we had 129 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the date of this Current Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. However, if we wish to pay cash dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in PRC, we may be restricted from distributing cash dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient cash dividend distributions from APPI, Baoji (JV) and Jinqiu. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

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

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are a Nevada corporation that, through our wholly owned subsidiary and our 100% controlled variable interest entities (“VIEs”), is primarily engaged in the research, development, manufacture, marketing, and distribution of containerboard products in northwestern China. All of our operations are conducted in the People’s Republic of China where our manufacturing facility is located.

Stock Dividend

On June 15, 2011, we issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).

Throughout this Annual Report on Form 10-K, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Stock Dividend, unless otherwise indicated.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. In consultation with our Board of Directors, we have identified the following critical accounting policies that require management’s most difficult subjective judgment:

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of December 31, 2011 and 2010 were $127,835 and $98,477 respectively.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605. Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Results of Operation for the Years Ended December 31, 2011 and 2010

Revenue

In the fiscal year ended December 31, 2011, we had revenue of $10,295,973, an increase of approximately 25% as compared with $8,246,182 for the year ended December 31, 2010.  Of the 25% increase, approximately 5% is due to the appreciation of RMB against the US Dollar.  The actual increase was due to a general increase of 15% of the sale prices of our products and an increased demand for our products.  We were able to retain existing customers as well as develop new customers to increase our market share.

Cost of sales

Cost of sales increased to $6,298,181 for the fiscal year ended December 31, 2011, representing an increase of $1,061,716, or approximately 20%, as compared with $5,236,465 for the same period in 2010.  Taking into account an increase due to a 5% appreciation of RMB, the actual increase is due to an increase in production volume and the costs of raw materials. The increase is consistent with the increase in sales.

Gross profit

Our gross profit margin increased to 39% for the year ended December 31, 2011, as compared to 36% for the same period in 2010.  Gross profit increased approximately 33% to $3,997,792 in the fiscal year ended December 31, 2011, as compared to $3,009,717 for the year ended December 31, 2010.  The increase is due to the increase in sales and the increase in the sales prices, as well as better control of our variable costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to 7.7% and 7.3% of our revenue during the years ended December 31, 2011 and 2010, respectively.  There was an increase of $184,375 to $787,944 for the year ended December 31, 2011, as compared to $603,569 for the same period in 2010.  This increase was consistent with the increase in sales volume, and was due primarily to the increase in staff salaries, advertising and travel related expenses.

Other expenses

During the years ended December 31, 2011 and 2010, total other expenses were $55,550 and 55,053.  There were no significant differences.

Income tax expense

We operate mainly in the PRC, thus income tax expense consisted entirely of current taxes for our operations in the PRC and is subjected to a statutory tax rate of 25%.  Income tax expenses for the year ended December 31, 2011 and 2010 were $842,585 and $612,264 respectively.  The effective tax rates were 26.7% and 26.0% respectively for those years.

Net income

Net income was $2,311,713 for the year ended December 31, 2011, an increase of approximately 32% from $1,738,831 for the year ended December 31, 2010. This increase is primarily attributable to an increase in net sales. Net income accounted for 22.5% and 21.1% of total revenue for the years ended 2011 and 2010.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $1,535,705 as at December 31, 2011, representing an increase of $1,200,212 from $335,493 on December 31, 2010.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities

Although our net income increased by $572,882, net cash provided by operating activities remained the same for the years ended December 31, 2011, and 2010.  Net cash provided by operating activities was $1,936,977 and $1,958,440 for the years ended December 31, 2011 and 2010.  This was due to an increase of $436,102 or about 19% in accounts receivable which is in line with the increase in sales.  We have also paid down our accounts payable, accrued expenses and other current liabilities.

Net cash used in investing activities

Net cash used in investing activities was $64,426 for the year ended December 31, 2011, and comprised mainly of cash used in building a new warehouse.  Net cash used in investing activities for the year ended December 31, 2010 was $1,883,723, which comprised mainly of cash used in the acquisition of land use rights where our production facility is located.

Net cash provided by financing activities

Net cash used in financing activities was $704,610 for the year ended December 31, 2011.  We used $761,138 to repay all bank loans, and received an advance of $56,528 from an officer, who is also a director of the Company.  For the year ended December 31, 2010, Net cash provided by financing activities was $1,013, representing cash that we acquired as a result of the reverse merger transaction.

Contractual Obligations

On May 29, 2006, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 2,840,000 (or $429,535 as of December 31, 2010). The loan carries a 0.78% interest rate per month. The loan runs for five years, starting May 30, 2006, and is payable on the maturity date of May 30, 2011.  Additionally, the loan was renewed with a three year expiration date running from June 8, 2011 to June 8, 2014.

On March 13, 2008, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 680,000 (or $102,846 as of December 31, 2010). The loan carried a 0.96% interest rate per month. The loan ran for three years, starting March 13, 2008, and was paid on the maturity date of March 12, 2011.  Additionally, the loan was renewed with a three year expiration date running from March 13, 2011 to March 12, 2014.

On June 23, 2009, Jinqiu entered into a loan agreement with the Rural Credit Union of Shaanxi Province, Shangsong Branch, for a loan in the amount of RMB 1,400,000 (or $211,743 as of December 31, 2010). The loan carries a 0.9% interest rate per month. The loan runs for three years, starting June 23, 2009, and is payable on the maturity date of June 22, 2012.

During the year ended December 31, 2011, all bank loans were repaid.  We do not have any contractual obligations as of December 31, 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year ended December 31, 2011.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Yongming Feng	56	Chairman and Chief Executive Officer
Jinrong Shi	29	Chief Financial Officer
Michael Segal	68	Director
Xiting Yang (1)	38	Former Director

(1) Xiting Yang resigned as a director on May 3, 2011.

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

MICHAEL SEGAL – Director.  Mr. Segal is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Agri-Business Inc. (CHBU.BB); China Pharmaceuticals Inc.(CFMI.BB); China Power Equipment Company Inc.(CPQQ.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc. (BSPM)  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

XITING YANG – Former Director.  Mr. Yang is the founder of Yangling Technical Printing Factory, where he has served as Chairman and Chief Executive Officer since August 1992. Mr. Yang graduated from Xi’an University of Technology with a vocational degree in printing and packaging.

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

Board Meetings

The board held three meetings during the fiscal year of 2011:

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

During 2011, the Board acted by unanimous written consent on three occasions.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●
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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Printing & Packaging, Inc. and its subsidiaries in the fiscal years ended December 31, 2011 and 2010 in their capacity as such officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongming Feng	2011	7,472	-	-	-	-	-	-	7,472

Chairman & Chief
Executive Officer	2010	6,364	-	-	-	-	-	-	6,364

JinRong Shi	2011	3,629	-	-	-	-	-	-	3,629
Chief Financial Officer	2010	3,091	-	-	-	-	-	-	3,091

Outstanding Equity Awards at 2011 Fiscal Year End

We do not maintain any equity incentive or stock option plan. Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers.

Director Compensation

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended December 31, 2011 and 2010:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Segal, Director	2011	24,000	-	-	-	-	-	-	24,000
	2010	-	-	-	-	-	-	-	-
Xiting Yang, Director (1)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

 (1) Xiting Yang resigned as a director on May 3, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 13, 2012.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares (3)
Owners of More than 5% of Class
Jinhao Zhang Rm 231, Tian Yuan Ju, Wei’er Rd., Yangling District, Xianyang, Shaanxi Province, China	7,055,935	13.83%

Executive Officers and Directors
Yongming Feng Chairman, President, and Chief Executive Officer	10,858,775	21.29%
Jinrong Shi Chief Financial Officer	50,000	0.10%
Michael Segal Director 11 East 86 th Street, Suite 19B New York, NY 10028	707,000	1.39%
Officers and Directors as a group (3 individuals)	11,615,775	22.78%

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o China Printing & Packaging, Inc., Xiangdong Road, Shangshong Village, Baoji City, Fufeng County, Shaanxi Province, the People’s Republic of  China 722205.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 13, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 13, 2012 (51,002,502), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)
Applicable percentage ownership is based on an assumption of 51,002,502 shares of common stock issued and outstanding as of April 13, 2012. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 13, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently obtainable or obtainable within 60 days of April 13, 2012 by exercise or conversion of other securities are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock of APPI in exchange for 20,000,000 (50,000,000 as of June 15, 2011, retroactively adjusted to reflect the 2.5 for 1 stock dividend) newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman, the controlling stockholders and outgoing directors and officers, agreed to cancel an aggregate of 20,000,000 (50,000,000 as of June 15, 2011, retroactively adjusted to reflect the 2.5 for 1 stock dividend) shares of the Company’s common stock.

As a result of the consummation of the Share Exchange Agreement on August 6, 2010, we acquired control of APPI, a Maryland corporation, which indirectly controls our operating entity, Jinqiu, by issuing to the APPI shareholders shares our of Common Stock as consideration for all of the outstanding capital stock of APPI.

On February 16, 2012, the Company obtained a loan in the amount of $1,130,000 from a corporation controlled by a shareholder who owns more than 10% of the Company’s outstanding common stock.  The loan is non-interest bearing and is due on June 15, 2012.
Except as disclosed above, none of the Company’s directors or officers, nor any incoming director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares, nor any of the Company’s promoters, nor any relative or spouse of any of the foregoing persons has or will have any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction to which the Company was or is to be party and the amount involved exceeds $120,000. None of the Company’s directors or officers, nor any incoming director is indebted to the Company.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has one independent director, Michael Segal, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.	Principal Accounting Fees and Services

We were billed by Clement C. W. Chan & Co., an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2011 and 2010 as set forth in the table below.

	Fiscal year ended December 31,
	2011	2010
Audit fees	$85,800	$259,494
Audit-related fees	-	69,200
Tax fees	-	68
All other fees	-	5,213
Total	$85,800	$333,975

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services. As of the date of this filing, our current policy is to not engage Clement C. W. Chan & Co. to provide, among other things, bookkeeping service, appraisal or valuation services, or international audit services. The policy provides that we only engage Clement C. W. Chan & Co. to provide audit, tax, and other Assurance services, such as review of SEC reports of filings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1	Share Exchange Agreement dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler, Todd Bauman, APPI, the shareholders of APPI, and Baoji (JV), Jinqiu. (1)
3.1	Articles of Incorporation of USA Therapy, Inc., a Nevada corporation. (2)
3.2	Bylaws of USA Therapy, Inc. (2)
3.3	Amended and Restated Articles of Incorporation of China Printing & Packaging, Inc. (4)
10.1	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.2	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.3	Loan Agreement, dated March 13, 2008, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.4	Loan Agreement, dated June 23, 2009, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.5	Loan Agreement, dated May 29, 2006, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.6	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and APPI. (1)
10.7	Exclusive Option Agreement, dated April 22, 2010, by and among APPI, Jinqiu and Baoji (JV). (1)
10.8	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and Baoji (JV). (1)
10.9	Exclusive Option Agreement, dated April 22, 2010, by and among Baoji (JV), Jinqiu and the shareholders of Jinqiu. (1)
10.10	Form of Customer Agreement. (1)
10.11	Supply Agreement, dated Dec. 29, 2008, by and between Xi’an Brother Paper Industries Co., Ltd. and Jinqiu. (1)
10.12	Supply Agreement, dated Dec. 19, 2008, by and between Shaanxi Three Friends Paper Industries Co., Ltd. and Jinqiu. (1)
10.13	Supply Agreement, dated Dec. 19, 2008, by and between Xi’an Hengfeng Paper Industries Co., Ltd. and Jinqiu. (1)
10.14	Supply Agreement, dated Dec. 9, 2008, by and between Shaanxi Fanmensi Paper Industries Co., Ltd. and Jinqiu. (1)
10.15	Return to Treasury Agreement, dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler and Todd Bauman. (1)
10.16	Equity Transfer Agreement, dated July 11, 2011, between Asia Printing & Packaging, Inc. and Fufeng Jinqiu Printing & Packaging Co., Ltd.
14.1	Code of Ethics (4)
16.1	Letter from M&K CPAs, LLC, to the SEC, dated August 13, 2010(3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on August 12, 2010.
(2)	Incorporated by reference to the exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 3, 2007.
(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 9, 2010
(4)	Incorporated by reference to the exhibit on our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: April 16, 2012	By:	/s/ Yongming Feng
Yongming Feng
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yongming Feng	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 16, 2012
Yongming Feng
/s/ Jinrong Shi	Chief Financial Officer (Principal Financial Officer)	April 16, 2012
Jinrong Shi
/s/ Michael Segal	Director	April 16, 2012
Michael Segal

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Printing & Packaging, Inc.

We have audited the accompanying consolidated balance sheets of China Printing & Packaging, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. China Printing & Packaging, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Printing & Packaging, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the accompanying consolidated financial statements, the consolidated financial statements of the Company for the year ended December 31, 2010 have been restated.

Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
April 11, 2012

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)

ASSETS

Current Assets
Cash	$1,535,705	$335,493
Accounts receivable (note 2)	2,829,455	2,317,044
Other receivable	3,145	-
Advances to suppliers (note 3)	448,219	446,172
Prepaid expenses and deposit paid	6,661	8,297
Inventories (note 3)	183,626	130,847
Total Current Assets	5,006,811	3,237,853

Property and equipment, net (note 4 and 14)	1,356,708	1,385,049
Intangible assets, net (note 5 and 14)	1,877,235	1,842,161

Total Assets	$8,240,754	$6,465,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (note 3)	$112,673	$129,157
Accrued expenses and other payables	411,288	427,510
Customer deposits	-	55,270
Income tax payable	160,426	170,856
Due to related parties (note 6)	77,020	5,853
Short-term bank loan (note 7)	-	532,381
Total Current Liabilities	761,407	1,321,027

Long-term bank loans (note 7)	-	211,743
Total Liabilities	$761,407	$1,532,770

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 51,002,502 shares issued and outstanding at December 31, 2011 and 2010 (note 9)	$51,003	$51,003
Additional paid in capital	799,542	799,542
Statutory reserve (note 10)	1,666,390	1,592,363
Accumulated other comprehensive income	461,129	225,788
Accumulated retained earnings	4,501,283	2,263,597
Total Stockholder's Equity	$7,479,347	$4,932,293

Total Liabilities and Stockholder's Equity	$8,240,754	$6,465,063

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)

Sales	$10,295,973	$8,246,182
Cost of sales	6,298,181	5,236,465
Gross profit	3,997,792	3,009,717

Selling, general and administrative expense	787,944	603,569
Income from operations	3,209,848	2,406,148

Interest income	5,952	2,430
Interest expense	(84,386)	(76,150)
Other income	23,112	24,657
Other expense	(228)	(5,990)
Total Other Income (Expense)	(55,550)	(55,053)

Income before income taxes	3,154,298	2,351,095

Provision for income taxes (note 8)	(842,585)	(612,264)

Net income	$2,311,713	1,738,831

Foreign currency translation adjustment (Note 14)	235,341	152,171

Comprehensive income	$2,547,054	$1,891,002

Net income per common share
Earnings per share - basic and diluted	$0.05	$0.03
Weighted average common shares outstanding	51,002,502	50,406,493

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,311,713	$1,738,831
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	146,578	134,064
Provision for doubtful accounts (written back)	22,850	(55,765)
Amortization of intangible assets	37,686	-
(Increase) decrease in current assets
Accounts receivables	(436,102)	65,008
Advances to suppliers	15,470	(409,329)
Prepaid expenses and other receivables	(1,160)	21,623
Inventories	(46,790)	481,074
Increase (decrease) in current liabilities
Accounts payable	(21,226)	(197,237)
Accrued expenses and other payables	(32,553)	207,148
Customer deposits	(56,534)	(111,069)
Income tax liabilities	(16,955)	80,345
Due to related parties	14,000	3,747
Net cash provided by operating activities	1,936,977	1,958,440

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(64,426)	(86,931)
Acquisition of intangible assets	-	(1,796,792)
Net cash (used in) investing activities	(64,426)	(1,883,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	(761,138)	(449,990)
Proceed from bank loan	-	449,990
Advance from a director	56,528	-
Deemed acquisition of cash from reverse merger (note 9)	-	1,013
Net cash (used in) provided by financing activities	(704,610)	1,013

Effect of exchange rate changes on cash and cash equivalents	32,271	21,846

Net change in cash and cash equivalents	1,200,212	97,576
Cash and cash equivalents, beginning balance	335,493	237,917
Cash and cash equivalents, ending balance	$1,535,705	$335,493

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$859,540	$531,919
Interest payments	$104,375	$76,150

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Description	Common Share	Amount	Additional Paid-in Capital	Other Compre-hensive Income		Statutory Reserves	Retained Earnings	Total Stock-holders' Equity

Balance, December 31, 2009	50,000,000	$50,000	$804,809	$73,617	α	$719,368	$1,397,761	$3,045,555
Foreign currency translation adjustments	-	-	-	152,171	α	-	-	152,171
Transfer to statutory reserves	-	-	-	-		872,995	(872,995)	-
Issuance of stock for merger with China Printing & Packaging, Inc. (note 9)	1,002,502	1,003	(5,267)	-		-	-	(4,264)
Income for the year	-	-	-	-		-	1,738,831	1,738,831
Balance, December 31, 2010	51,002,502	51,003	799,542	225,788		1,592,363	2,263,597	4,932,293
Foreign currency translation adjustments	-	-	-	235,341		-	-	235,341
Transfer to statutory reserves	-	-	-	-		74,027	(74,027)	-
Income for the year	-	-	-	-		-	2,311,713	2,311,713
Balance, December 31, 2011	51,002,502	$51,003	$799,542	$461,129		$1,666,390	$4,501,283	$7,479,347

α – Amounts restated (note 14)

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (“CHPI” or the “Company”)

China Printing & Packaging, Inc., formerly known as USA Therapy, Inc., was incorporated on May 3, 2007 in the State of Nevada.  Prior to the acquisition of Asia Packaging & Printing, Inc. (“APPI”) on August 6, 2010, the Company was a non-operating public shell.  Subsequent to the acquisition of APPI, the Company, through Fufeng Jinqiu Printing & Packaging Co., Ltd., a 100% controlled variable interest entity (“VIE”) is engaged in the business of manufacturing and marketing of paper products for the Chinese marketplace.  The Company changed its name to China Printing & Packaging Inc. on November 22, 2010.

Pursuant to a Share Exchange Agreement dated August 6, 2010, the Company acquired 100% of the issued and outstanding capital stock and ownership interest of APPI, in exchange for 50,000,000 (note 9) newly-issued shares of the Company’s common stock, and the original controlling shareholders of the Company cancelled an aggregate of 50,000,000 old shares of the company’s common stock.

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

Asia Packaging & Printing, Inc. (“APPI”)

Asia Packaging & Printing, Inc., incorporated in the State of Maryland on August 19, 2009 is a wholly owned subsidiary of the Company.  APPI, through a series of contractual agreements, exercises 100% control of Fufeng, our operating entity in the People’s Republic of China (“PRC”).

Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”)

Baoji Jinqiu Printing & Packaging Co., Ltd. was originally formed as a joint venture company in the PRC on April 1, 2010, whereas APPI and Fufeng held 32% and 68% of equity interest respectively.  On July 11, 2011, Baoji was transformed into a wholly owned foreign enterprise under the laws of the PRC, when APPI acquired Fufeng’s 68% equity interest in Baoji.  Since then, Baoji became a wholly owned subsidiary of the Company.

Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”)

Fufeng Jinqiu Printing & Packaging Co., Ltd. is a corporation formed under the laws of the PRC on August 19, 2003.  In April, 2010, APPI, Baoji, Fufeng and the shareholders of Fufeng entered into a series of contractual agreements (the “Agreements”) including Agreements on Entrustment for Operation and Management, Exclusive Option Agreements, Shareholders’ Voting Proxy Agreement and Shares Pledge Agreement., whereby providing APPI with 100% controlling interest in Fufeng.  Fufeng is a 100% controlled VIE of the Company.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and are expressed in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIE for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currencies Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China, and uses Chinese Yuan Renminbi (“CNY”) as its functional currency.  The financial statements of the subsidiaries and controlled VIE are translated into U.S. Dollars (“USD”) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the income statement.

In accordance ASC 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2011 and 2010, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation trend.   Allowances for doubtful accounts as of December 31, 2011 and 2010 were $127,835 and $98,477 respectively.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Buildings	30 years
Machinery	10 years
Vehicles	8 years
Office equipment	5 years
Others	5 years

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At December 31, 2011 and 2010, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows:

Land use right                                50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of 2010.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

Value Added Tax Payable

The Company is subject to a value added tax (“VAT”) rate of 17% on product sales by the PRC.  VAT payable is computed net of VAT paid on purchases for all sales in the PRC.  The amount of sales and cost of sales reported in these consolidated financial statements do not include VAT.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Income Taxes

The Company adopted ASC 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also adopted the provisions codified in ASC 740 to account for uncertainties in income taxes. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

It is the Company’s intention to permanently reinvest earnings from activity with China. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax differences at December 31, 2011 and 2010.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605. Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising and are included in Selling, general and administrative expense. The Company expenses all advertising costs as incurred.  For the years ended December 31, 2011 and 2010, the Company incurred advertising expenses of $159,259 and $3,870 respectively.

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the years ended December 31, 2011 and 2010, the Company incurred transportation charges of $72,355 and $76,256 respectively.

Comprehensive Income

The Company has adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income included net income and foreign currency translation adjustments.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.  There were no contingencies as of December 31, 2011 and 2010.

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

Segment Reporting

ASC 280, “Segment Reporting”, requires use of the management approach model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

For the years ended December 31, 2011 and 2010, the Company operates in only one reportable segment.

Reclassification

Certain items have been reclassified in the accompanying consolidated financial statements and notes for prior periods to be comparable with the classification for the year ended December 31, 2011. The reclassifications had no effect on previously reported net income.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05. These amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This new guidance is to be applied retrospectively. The Company has already adopted these provisions and there is no material impact on the Company’s consolidated statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

Note 3 - INVENTORIES

As of December 31, 2011 and 2010, inventories consist of the following:

	2011	2010

Raw materials	$113,591	$88,975
Work-in-progress	1,325	2,017
Finished goods	68,710	39,855
Total	$183,626	$130,847

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

 Note 3 – INVENTORIES (CONTINUED)

Since the year 2010, the Company has changed its raw materials procurement policy.  Instead of stock high volume inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  This policy has been in place with no change up to now.  As a result, at December 31, 2011, advances to suppliers, inventories and accounts payable were respectively stated at $448,219 (2010: $446,172), $183,626 (2010: $130,847) and $112,673 (2010: 129,157).

Note 4 – PROPERTY, PLANT & EQUIPMENT

As of December 31, 2011 and 2010 property, plant & equipment consist of the following:

	2011	2010
Buildings	$793,542	$701,858
Machinery	1,141,728	1,097,988
Vehicles	107,890	103,756
Office equipment	18,799	16,377
Others	1,951	1,877
Total	2,063,910	1,921,856
Accumulated depreciation	(707,202)	(536,807)
Total	$1,356,708	$1,385,049

Depreciation expense for the years ended December 31, 2011 and 2010 was $146,578 and $134,064, respectively.

Note 5 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	2011	2010
Land use right	$1,915,546	$1,842,161
Accumulated amortization	(38,311)	-
Land use right, net	$1,877,235	$1,842,161

Amortization expense for the years ended December 31, 2011 and 2010 was $37,686 and $nil, respectively.

The estimated future annual amortization expenses related to land use right as of December 31, 2011 are as follows:

2012	$38,311
2013	38,311
2014	38,311
2015	38,311
2016	38,311
Thereafter	1,685,680

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 6 - RELATED PARTY TRANSACTIONS

As at December 31, 2011 and 2010, the Company has payables due to directors of the Company in the amount of $63,020 and $5,853, respectively for expenses incurred on behalf of the Company in the course of normal operations.

For the years ended December 31, 2011 and 2010, the Company paid and accrued fees to a director of the Company totaling $24,000 and $nil, respectively.  As at December 31, 2011and 2010, the Company has outstanding director fees payable of $14,000 and nil.

During the year ended December 31, 2011 and 2010, the Company expensed a total of $11,101 and $9,455, respectively, in salaries, wages and benefits for 2 officers, one of whom is a also a director of the Company.

Note 7 – BANK LOANS

During the year ended December 31, 2011, the Company repaid all bank loans totaling $744,124.  For the year ended December 31, 2010, the Company had short term bank loans, maturing within one year, in the amount of $532,381 and long term bank loans of $211,743.

Note 8 - INCOME TAXES

The Company’s income before income taxes comprised of the following:

Income (Loss) before income taxes:	2011	2010
USA	$(14,446)	$(2,939)
PRC	3,168,744	2,354,034
Total income before income taxes from all tax jurisdiction	$3,154,298	$2,351,095

The Company operates mainly in PRC and virtually no activities in USA. The Company has determined that it has no assessable income (loss) in the USA.  Provision for income taxes for the years ended December 31, 2011 and 2010 consists entirely of current taxes for the operations in PRC and is reconciled as follows:

	2011	2010
Income (loss) before taxes from PRC operations	$3,168,744	$2,354,034
Statutory tax rate	25%	25%
Income tax at statutory tax rate	792,186	588,509
Permanent tax differences	50,399	23,755
Income tax expense at effective rate	$842,585	$612,264

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) from January 1, 2008 onwards, EIT is at a statutory rate of 25%.  The Company has determined that there were no deferred tax assets (liabilities) for the periods stated.

Deferred USA income taxes have not been provided on the undistributed income of the Company’s foreign subsidiaries and controlled VIE, because the Company does not plan to initiate any action that would require the payment of USA income taxes.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 8 - INCOME TAXES (CONTINUED)

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2011 and 2010.

Currently the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 9 - SHARE CAPITAL

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.  On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The number of shares, and references to per share information presented elsewhere in these consolidated financial statements have been adjusted to reflect the result of the Stock Dividend.

On August 6, 2010, the Company completed a reverse merger transaction with APPI through the issuance of 50,000,000 common shares (Note 1).  For accounting purposes, the original 1,002,502 outstanding common shares of the Company was deemed to have been issued in consideration for the Company’s net liabilities totaling $4,264 (consisting of cash of $1,013 and accounts payable and accrued liabilities totaling $5,277), immediately prior to the reverse acquisition.

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of December 31, 2011 and 2010, the Company had allocated $1,666,390 (inclusive of voluntary transfers to reserves of $1,207,175) and $1,592,363 (inclusive of voluntary transfers to reserves of $1,207,175), respectively, to these non-distributable reserve funds.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Three customers each accounted for more than 10% of accounts receivable at December 31, 2011, totaling 34%.  At December 31, 2010, two customers each accounted for more than 10% of accounts receivable, totaling 23%.  Two vendors each accounted for more than 10% of accounts payable, totaling 21% at December 31, 2011.  At December 31, 2010, one vendor accounted for 35% of accounts payable.

There was no customer that accounted for more than 10% of sales amount for the year ended December 31, 2011.  Two customers each accounted for more than 10% of sales amount for the year ended December 31, 2010, totaling 38% (the two customers individually account for 20% and 18% of sales, respectively).  There was no vendor that accounted for more than 10% of purchases amount for the year ended December 31, 2011.  Four vendors each accounted for more than 10% of purchases amount for the year ended December 31, 2010, totaling 71% of purchases.

Note 13 - SUBSEQUENT EVENTS

On February 16, 2012, the Company obtained a loan in the amount of $1,130,000 from a corporation controlled by a shareholder who owns more than 10% of the Company’s outstanding common stock.  The loan is non-interest bearing and is due on June 15, 2012.

Other than the item stated above, no significant events occurred subsequent to the December 31, 2011, to the date of the audit report, which would have a material impact on the Company’s consolidated financial statements.

Note 14 – RESTATEMENT

The accompanying consolidated balance sheet as at December 31, 2010, consolidated statements of operations and comprehensive income, statement of stockholders’ equity and certain sections of the notes to consolidated financial statements for the year then ended, have been restated to translate net property, plant and equipment and intangible assets using exchange rate at the balance sheet date.  The Company previously translated these items using historical exchange rates.

	As at December 31, 2010
	Amounts previously reported	Restated
Property, plant and equipment, net	$1,238,764	$1,385,049
Intangible assets, net	1,796,792	1,842,161
Total	$3,035,556	$3,227,210

The restatement has the following effect on accumulated other comprehensive income:

	Amounts previously reported	Restated
Accumulated other comprehensive income, 2009	$(26,603)	$73,617
Foreign currency translation	60,737	152,171
Accumulated other comprehensive income, 2010	$34,134	$225,788

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 14 – RESTATEMENT (CONTINUED)

The restatement has the following effect on comprehensive income:

	Year ended December 31, 2010
	Amounts previously reported	Restated
Net income	$1,738,831	$1,738,831
Foreign currency translation	60,737	152,171
Comprehensive income	$1,799,568	$1,891,002

The restatement has no effect on previously reported retained earnings and net income.