Form 10-Q
period 2012-03-31
China Printing & Packaging, Inc.
filed 2012-05-21
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 18, 2012 was 51,002,502.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

 CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND DECEMBER 31, 2011
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$4,856,715	$1,535,705
Accounts receivable (note 3)	1,667,941	2,829,455
Other receivable	3,165	3,145
Advances to suppliers (note 4)	300,704	448,219
Prepaid expenses and deposit paid	4,875	6,661
Inventories (note 4)	238,869	183,626
Total Current Assets	7,072,269	5,006,811

Property and equipment, net (note 5)	1,327,614	1,356,708
Intangible assets, net (note 6)	1,879,481	1,877,235

Total Assets	$10,279,364	$8,240,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (note 4)	$349,399	$112,673
Accrued expenses and other payables	435,365	411,288
Income tax payable	124,197	160,426
Due to related parties (note 7)	73,383	77,020
Due to shareholder (note 7)	1,130,100	-
Total Current Liabilities	2,112,444	761,407

Total Liabilities	$2,112,444	$761,407

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 51,002,502 shares issued and outstanding at March 31, 2012 and December 31, 2011 (note 9)	$51,003	$51,003
Additional paid in capital	799,542	799,542
Statutory reserve (note 10)	1,666,390	1,666,390
Accumulated other comprehensive income	507,888	461,129
Accumulated retained earnings	5,142,097	4,501,283
Total Stockholder's Equity	$8,166,920	$7,479,347

Total Liabilities and Stockholder's Equity	$10,279,364	$8,240,754

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three months ended March 31,
	2012	2011

Sales	$2,111,432	$2,213,046
Cost of sales	1,325,646	1,338,877
Gross profit	785,786	874,169

Selling, general and administrative expense	19,990	114,421
Income from operations	765,796	759,748

Interest income (expense)	10	(18,321)
Other income (expense)	(604)	(288)
Total Other (Expense)	(594)	(18,609)

Income before income taxes	765,202	741,139

Provision for income taxes (note 8)	(124,388)	(180,574)

Net income	$640,814	560,565

Foreign currency translation adjustment	46,759	32,993

Comprehensive income	$687,573	$593,558

Net income per common share
Earnings per share - basic and diluted	$0.01	$0.01
Weighted average common shares outstanding	51,002,502	51,002,502

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$640,814	$560,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	37,741	35,702
Provision for doubtful accounts (written back)	(129,780)	8,028
Amortization of intangible assets	9,653	9,242
(Increase) decrease in current assets
Accounts receivables	1,311,020	(73,896)
Advances to suppliers	150,583	7,450
Prepaid expenses and other receivables	1,831	3,650
Inventories	(54,164)	(228,496)
Increase (decrease) in current liabilities
Accounts payable	236,383	177
Accrued expenses and other payables	21,532	(5,853)
Customer deposits	-	-
Income tax liabilities	(37,302)	9,137
Due to related parties	(4,000)	-
Net cash provided by operating activities	2,184,311	325,706

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(945)
Net cash (used in) investing activities	-	(945)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	-	(103,196)
Proceed from bank loan	-	103,196
Advance from a shareholder	1,130,100	-
Net cash provided by financing activities	1,130,100	-

Effect of exchange rate changes on cash and cash equivalents	6,599	3,056

Net change in cash and cash equivalents	3,321,010	327,817
Cash and cash equivalents, beginning balance	1,535,705	335,493
Cash and cash equivalents, ending balance	$4,856,715	$663,310

SUPPLEMENTAL DISCLOSURES:
Cash paid during the three months for:
Income tax payments	$161,190	$171,437
Interest payments	$-	$19,003

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Description	Common Share	Amount	Additional Paid-in Capital	Other Compre-hensive Income	Statutory Reserves	Retained Earnings	Total Stock-holders' Equity

Balance, December 31, 2010	51,002,502	$51,003	$799,542	$225,788	$1,592,363	$2,263,597	$4,932,293
Foreign currency translation adjustments	-	-	-	235,341	-	-	235,341
Transfer to statutory reserves	-	-	-	-	74,027	(74,027)	-
Income for the year	-	-	-	-	-	2,311,713	2,311,713
Balance, December 31, 2011	51,002,502	51,003	799,542	461,129	1,666,390	4,501,283	7,479,347
Foreign currency translation adjustments	-	-	-	46,759	-	-	46,759
Income for the three months	-	-	-	-	-	640,814	640,814
Balance, March 31, 2012	51,002,502	$51,003	$799,542	$507,888	$1,666,390	$5,142,097	$8,166,920

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”)

Baoji Jinqiu Printing & Packaging Co., Ltd. was originally formed as a joint venture company in the PRC on April 22, 2010, whereas APPI and Fufeng held 32% and 68% of equity interest respectively.  On July 11, 2011, Baoji was transformed into a wholly owned foreign enterprise under the laws of the PRC, when APPI acquired Fufeng’s 68% equity interest in Baoji.  Since then, Baoji became a wholly owned subsidiary of the Company.

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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2012 and December 31, 2011, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection trend.   Allowances for doubtful accounts as of March 31, 2012 and December 31, 2011 were $nil and $127,835 respectively.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Buildings	30 years
Machinery	10 years
Vehicles	8 years
Office equipment	5 years
Others	5 years

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At March 31, 2012 and December 31, 2011, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows:

Land use right                                50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of 2010.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

There were no deferred tax differences at March 31, 2012 and December 31, 2011.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising and are included in Selling, general and administrative expense. The Company expenses all advertising costs as incurred.  The Company did not incur any advertising expense for the three months ended March 31, 2012 and 2011.

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the three months ended March 31, 2012 and 2011, the Company incurred transportation charges of $13,164 and $14,889 respectively.

Comprehensive Income

The Company has adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income included net income and foreign currency translation adjustments.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.  There were no contingencies as of March 31, 2012 and December 31, 2011.

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

For the three months ended March 31, 2012 and 2011, the Company operates in only one reportable segment.

Reclassification

Certain items have been reclassified in the accompanying consolidated financial statements and notes for prior periods to be comparable with the classification as at, and for the three months ended March 31, 2012. The reclassifications had no effect on previously reported net income.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

As of March 31, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

On March 31, 2012 and December 31, 2011, accounts receivables were as follows:

	3/31/2012	12/31/2011
Accounts receivables	$1,667,941	2,957,290
Allowance for doubtful accounts	-	(127,835)
Accounts receivables, net of allowance for doubtful accounts	$1,667,941	$2,829,455

For the three months ended March 31, 2012, provisions for doubtful accounts written-back was $129,780 while for the three months ended March 31, 2011, provision for doubtful accounts was $8,028.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 4 - INVENTORIES

As of March 31, 2012 and December 31, 2011, inventories consist of the following:

	3/31/2012	12/31/2011

Raw materials	$229,438	$113,591
Work-in-progress	-	1,325
Finished goods	9,431	68,710
Total	$238,869	$183,626

 Since the year 2010, the Company has changed its raw materials procurement policy.  Instead of stock high volume inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  This policy has been in place with no change up to now.  As a result, at March 31, 2012, advances to suppliers, inventories and accounts payable were respectively stated at $300,704 (12/31/2011: $448,219), $238,869 (12/31//2011: $183,626) and $349,399 (12/31/2011: 112,673).

Note 5 – PROPERTY, PLANT & EQUIPMENT

As of March 31, 2012 and December 31, 2011, property, plant & equipment consist of the following:

	3/31/2012	12/31/2011
Buildings	$798,565	$793,542
Machinery	1,148,956	1,141,728
Vehicles	108,573	107,890
Office equipment	18,918	18,799
Others	1,964	1,951
Total	2,076,976	2,063,910
Accumulated depreciation	(749,362)	(702,202)
Total	$1,327,614	$1,361,708

Depreciation expense for the 3 months ended March 31, 2012 and 2011 was $37,741 and $35,702, respectively.

Note 6 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	3/31/2012	12/31/2011
Land use right	$1,927,673	$1,915,546
Accumulated amortization	(48,192)	(38,311)
Land use right, net	$1,879,481	$1,877,235

Amortization expense for the three months ended March 31, 2012 and  2011 was $9,653 and $9,242, respectively.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 6 – INTANGIBLE ASSETS (CONTINUED)

The estimated future annual amortization expenses related to land use right as of March 31, 2012 are as follows:

2012	$28,959
2013	38,612
2014	38,612
2015	38,612
2016	38,612
Thereafter	1,696,074

Note 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2012 and December 31, 2011, the Company has payables due to directors of the Company in the amount of $63,383 and $63,020, respectively for expenses incurred on behalf of the Company in the course of normal operations.

For the three months ended March 31, 2012 and 2011, the Company paid and accrued fees to a director of the Company totaling $6,000.  As at March 31, 2012 and December 31, 2011, the Company has outstanding director fees payable of $ 10,000 and $14,000.

On February 16, 2012, the Company obtained a loan in the amount of $1,130,100 from a corporation controlled by a shareholder who owns more than 10% of the Company’s outstanding stock.  The loan is non-interest bearing and is due on June 15, 2012.

Note 8 - INCOME TAXES

The Company’s income before income taxes comprised of the following:

	Three months ended March 31,
Income (Loss) before income taxes:	2012	2011
USA	$(6,104)	$(6,057)
PRC	771,306	747,196
Total income before income taxes from all tax jurisdiction	$765,202	$741,139

The Company operates mainly in PRC and virtually no activities in USA. The Company has determined that it has no assessable income (loss) in the USA.  Provision for income taxes for the three months ended March 31, 2012 and 2011 consists entirely of current taxes for the operations in PRC and is reconciled as follows:

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 8 - INCOME TAXES (CONTINUED)

	Three months ended March 31,
	2012	2011
Income (loss) before taxes from PRC operations	$771,306	$747,196
Statutory tax rate	25%	25%
Income tax at statutory tax rate	192,827	186,799
Permanent tax differences	(68,439)	(6,225)
Income tax expense at effective rate	$124,388	$180,574

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

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of March 31, 2012 and 2011.

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

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of March 31, 2012 and December 31, 2011, the Company had allocated $1,666,390 (inclusive of voluntary transfers to reserves of $1,207,175) to these non-distributable reserve funds.

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

One customer accounted for 12% of accounts receivable at March 31, 2012.  At December 31, 2011, three customers each accounted for more than 10% of accounts receivable, totaling 34%.  Five vendors each accounted for more than 10% of accounts payable, totaling 83% at March 31, 2012.  At December 31, 2011, two vendors each accounted for more than 10% of accounts payable, totaling 21%.

There was no customer that accounted for more than 10% of sales amount for the three months ended March 31, 2012.  Two customers each accounted for more than 10% of sales amount for the three months ended March 31, 2011, totaling 23%.  One vendor accounted for 23% of purchases amount for the three months ended March 31, 2012.  Four vendors each accounted for more than 10% of purchases amount for the three months ended March 31, 2011, totaling 53% of purchases.

Note 13 - SUBSEQUENT EVENTS

In April 2012, the company entered into an agreement with Xian Qinling Biotechnologies, Ltd. (“Qinling”), whereby Qinling will research and develop new products for the Company.  Total consideration of this agreement is $1,266,123.

No other significant events occurred subsequent to March 31, 2012, to the date of these financial statements are filed on EDGAR, would have a material impact on the Company’s consolidated financial statements.

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

Overview

China Printing & Packaging, Inc. (the “Company”) was incorporated on May 3, 2007 in the State of Nevada under the name USA Therapy, Inc. The Company, through its wholly owned subsidiary and its 100% controlled variable interest entities (“VIEs”), is primarily engaged in the research, development, manufacture, marketing, and distribution of containerboard products in northwestern China. All of its operations are conducted in the People’s Republic of China (“China” or “PRC”) where its manufacturing facility is located.

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

Throughout this Quarterly Report on Form 10-Q, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Stock Dividend, unless otherwise indicated.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection trend.   Allowances for doubtful accounts as of March 31, 2012 and December 31, 2011 were $nil and $127,835 respectively.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

Results of Operation for the Three Months Ended March 31, 2012 and 2011

Revenue

During the three months ended March 31, 2012, we had revenue of $2,111,432, a decrease of approximately 5% as compared with $2,213,046 for the three months ended March 31, 2011.  The decrease is due to a general decrease in consumer demand during the first quarter in 2012.

Cost of sales

Cost of sales decreased to $1,325,646 for the three months ended March 31, 2012, representing a decrease of $13,231, as compared with $1,338,877 for the same period in 2011.  Taking into account an increase due to a 4% appreciation of RMB, the actual decrease in production volume and the cost of raw material is consistent with the decrease in sales.

Gross profit

Our gross profit margin decreased to 37% for the three months ended March 31, 2012, as compared to 39% for the same period in 2011. Gross profit decreased by approximately 10% to $785,786 in the three months ended March 31, 2012, as compared to $874,169 for the three months ended March 31, 2011.  The decrease is due to the decrease in sales, and increase in the unit cost of raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to 0.9% and 5.2% of our revenue during the three months ended March 31, 2012 and 2011, respectively.  There was a decrease of $94,431 to $19,990 for the three months ended March 31, 2012, as compared to $114,421 for the same period in 2011.  This decrease was due to a write back (recovery) of $129,780 for the provision for doubtful accounts, as compared to bad debt expense of $8,028 for the quarter ended March 31, 2011.

Other expenses

During the three months ended March 31, 2012 and 2011, total other expenses were $594 and $18,609.  The decrease is due to a decrease in interest paid during the three months ended March 31, 2012.

Income tax expense

We operate mainly in the PRC, thus income tax expense consisted entirely of current taxes for our operations in the PRC and is subjected to a statutory tax rate of 25%.  Income tax expenses for the three months ended March 31, 2012 and 2011 were $124,388 and $180,574 respectively.  The effective tax rates were 16% and 24% respectively for the three months ended March 31, 2012 and 2011.  The difference was due to timing difference as a result of the recovery of bad debt expense.

Net income

Net income was $640,814 for the three months ended March 31, 2012, an increase of approximately 14% from $560,565 for the three months ended March 31, 2011. This increase is primarily attributable to a decrease in selling, general and administrative expense and income tax expense as a result of the recovery of bad debt expense. Net income accounted for 30% and 25% of total revenue for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $4,856,715 as at March 31, 2012, representing an increase of $3,321,010 from $1,535,705 on December 31, 2011.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $2,184,311 and $325,706 for the three months ended March 31, 2012 and 2011.  The difference is due to the decrease in accounts receivable as we were more aggressive in collecting our accounts receivables.

Net cash provided by financing activities

Net cash used in financing activities was $1,130,100 for the three months ended March 31, 2012.  We received a loan of $1,130,000 from a corporation that is controlled by a shareholder with more than 5% of outstanding shares of common stock of the company.  The loan is non-interest bearing and repayable on June 15, 2012.

Subsequent Events

In April 2012, we entered into an agreement with Xian Qinling Biotechnologies, Ltd. (“Qinling”), whereby Qinling will research and develop new products for us.  Total consideration of this agreement is $1,266,123.

Contractual Obligations

We do not have any contractual obligations as of March 31, 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2012.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

           None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
2.1	Share Exchange Agreement dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler, Todd Bauman, APPI, the shareholders of APPI, and Baoji (JV), Jinqiu. (1)
3.1	Articles of Incorporation of USA Therapy, Inc., a Nevada corporation. (2)
3.2	Bylaws of USA Therapy, Inc. (2)
3.3	Amended and Restated Articles of Incorporation of China Printing & Packaging, Inc. (4)
10.1	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.2	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Jinqiu. (1)
10.3	Loan Agreement, dated March 13, 2008, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.4	Loan Agreement, dated June 23, 2009, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.5	Loan Agreement, dated May 29, 2006, by and between Fufeng County Credit Union Shangsong branch and Jinqiu. (1)
10.6	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and APPI. (1)
10.7	Exclusive Option Agreement, dated April 22, 2010, by and among APPI, Jinqiu and Baoji (JV). (1)
10.8	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Jinqiu and Baoji (JV). (1)
10.9	Exclusive Option Agreement, dated April 22, 2010, by and among Baoji (JV), Jinqiu and the shareholders of Jinqiu. (1)
10.10	Form of Customer Agreement. (1)
10.11	Supply Agreement, dated Dec. 29, 2008, by and between Xi’an Brother Paper Industries Co., Ltd. and Jinqiu. (1)
10.12	Supply Agreement, dated Dec. 19, 2008, by and between Shaanxi Three Friends Paper Industries Co., Ltd. and Jinqiu. (1)
10.13	Supply Agreement, dated Dec. 19, 2008, by and between Xi’an Hengfeng Paper Industries Co., Ltd. and Jinqiu. (1)
10.14	Supply Agreement, dated Dec. 9, 2008, by and between Shaanxi Fanmensi Paper Industries Co., Ltd. and Jinqiu. (1)
10.15	Return to Treasury Agreement, dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler and Todd Bauman. (1)
10.16	Equity Transfer Agreement, dated July 11, 2011, between Asia Printing & Packaging, Inc. and Fufeng Jinqiu Printing & Packaging Co., Ltd.
14.1	Code of Ethics (4)
16.1	Letter from M&K CPAs, LLC, to the SEC, dated August 13, 2010(3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on August 12, 2010.
(2)	Incorporated by reference to the exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 3, 2007.
(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 9, 2010
(4)	Incorporated by reference to the exhibit on our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: May 21, 2012	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)