Form 10-Q/A
period 2011-06-30
China Printing & Packaging, Inc.
filed 2012-06-12
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

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

  EXPLANATORY NOTE

China Printing & Packaging, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (the “Original Form 10-Q”), to restate the financial statements as of June 30, 2011 to reflect the following:

1.
On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The numbers of shares and references to per share information presented elsewhere in these financial statements have been adjusted to reflect the result of the Stock Dividend.

Accumulated other comprehensive income, comprehensive income and foreign currency translation adjustment have been restated to translate balance of property, plant and equipment, as well as intangibles for the year ended December 31, 2010.  The Company translated these items using historical exchange rates. (reference to note 14 in Consolidated financial statements included in 2011 form 10-K).

The Company is also revising the following disclosure to reflect the Stock Dividend:

Part I- Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after June 30, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	Note	June 30,	December 31,
		2011	2010
		(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents		$1,289,821	$335,493
Accounts receivable	2	2,946,150	2,317,044
Advances to suppliers	2	496,673	446,172
Prepaid expenses and deposit paid		2,979	8,297
Inventories	2	121,550	130,847
Total Current Assets		4,857,173	3,237,853

Property and equipment, net	2	1,345,808	1,385,049
Intangible assets, net	2	1,865,728	1,842,161

Total Assets		$8,068,709	$6,465,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2	$98,388	$129,157
Accrued expenses and other payable		412,296	427,510
Customer deposits		56,542	55,270
Income tax payable	6	281,381	170,856
Due to a director	4	5,553	5,853
Short-term bank loans	5	216,618	532,381
Total Current Liabilities		1,070,778	1,321,027

Long-term bank loans	5	544,639	211,743

Total Liabilities		1,615,417	1,532,770

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized,
51,002,502 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	7	51,003	51,003
Additional paid-in capital	7	799,542	799,542
Statutory reserves	8	2,222,311	1,592,363
Accumulated other comprehensive income	9	354,247	225,788
Retained earnings		3,026,189	2,263,597
Total Stockholders' Equity		6,453,292	4,932,293

Total Liabilities and Stockholders' Equity		$8,068,709	$6,465,063

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$3,300,748	$1,934,808	$5,513,794	$3,094,526

Cost of sales	(2,034,595)	(1,230,922)	(3,373,472)	(1,952,140)

Gross profit	1,266,153	703,886	2,140,322	1,142,386

Selling, general and administrative expenses	(150,836)	1,948	(265,257)	(163,708)

Income from operations	1,115,317	705,834	1,875,065	978,678

Other Income/(Expense)
Interest income	810	398	1,492	603
Interest expense	(25,867)	(18,525)	(44,870)	(36,641)
Other income	22,313	66	22,341	66
Other expense	(491)	(144)	(807)	(960)
Total Other Income/(Expense)	(3,235)	(18,205)	(21,844)	(36,932)

Income before income taxes	1,112,082	687,629	1,853,221	941,746

Provision for income taxes - note 6)	(280,107)	(150,882)	(460,681)	(243,696)

Net income	$831,975	$536,747	$1,392,540	$698,050

Weighted average common shares outstanding
Basic	51,002,502	50,000,000	51,002,502	50,000,000
Diluted	51,002,502	50,000,000	51,002,502	50,000,000

Net income per common share
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01

Net income	$831,975	$536,747	$1,392,540	$698,050
Other comprehensive income	95,466	16,182	128,459	16,671
Comprehensive income	$927,441	$552,929	$1,520,999	$714,721

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,392,540	$698,050
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	72,007	64,760
Provision for doubtful accounts written back	(7,570)	(74,846)
Amortisation of intangible asset	18,622	-
Changes in operating assets and liabilities:
Accounts receivable	(564,599)	110,821
Advances to suppliers	(40,158)	(402,421)
Prepaid expenses and other receivable	5,429	(2,684)
Inventories	15,668	483,740
Accounts payable	(33,563)	(297,741)
Accrued expense and other payable	(24,764)	101,463
Customer deposits	-	(110,139)
Income tax liability	105,972	65,267
Amount due to a director	(300)	227
Amount due from a director	-	7,314

Net cash provided by operating activities	939,284	643,811

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition for property, plant and equipment	(1,720)	(63,991)

Net cash used in investing activities	(1,720)	(63,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loan	540,631	-
Repayment of short term loan	(540,631)	-
Other short term loan	-	449,990

Net cash provided by financing activities	-	449,990

Effect of exchange rate changes on cash and cash equivalents	16,764	4,402

Net Increase in cash and cash equivalents	954,328	1,034,212

Cash and cash equivalents, beginning balance	335,493	237,917

Cash and cash equivalents, ending balance	$1,289,821	$1,272,129

SUPPLEMENTAL DISCLOSURES:
Interest payments	$44,870	$36,641
Income taxes paid	$183,272	$178,429

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PRINTING & PACKAGING, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional		Other		Total
	Stock		Paid-in	Statutory	Comprehensive	Retained	Stockholders
	outstanding	Amount	Capital	Reserves	Income/(loss)	Earnings	Equity

Balance December 31, 2009	50,000,000	50,000	804,809	719,368	73,617	1,397,761	3,045,555

Foreign currency translation adjustments	-	-	-	-	152,171	-	152,171

Transferred to Statutory reserve	-	-	-	872,995	-	(872,995)	-

Income for the year ended December 31, 2010	-	-	-	-	-	1,738,831	1,738,831

Issuance of stock for merger with China Printing & Packaging, Inc.	1,002,502	1,003	(5,267)	-	-	-	(4,264)

Balance December 31, 2010	51,002,502	51,003	799,542	1,592,363	225,788	2,263,597	4,932,293

Foreign currency translation adjustments	-	-	-	-	128,459	-	128,459

Transferred to Statutory reserve	-	-	-	629,948	-	(629,948)	-
Income for the six months ended June 30, 2011	-	-	-	-	-	1,392,540	1,392,540

Balance June 30, 2011	51,002,502	$51,003	$799,542	$2,222,311	$354,247	$3,026,189	$6,453,292

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

On August 6, 2010, APPI became a wholly owned subsidiary of the Company through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of APPI pursuant to the Share Exchange Agreement dated August 6, 2010 by and among Kathy Kestler, Todd Bauman, Asia Packaging & Printing, Inc., the Shareholders of APPI (the “APPI Shareholders”), Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”), and Fufeng Jinqiu Printing & Packaging Co., Ltd. ("Fufeng"). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of APPI in exchange for 50,000,000 newly-issued shares of the Company’s common stock, and Kathy Kestler and Todd Bauman, the controlling shareholders and outgoing directors and officers, agreed to cancel an aggregate of 50,000,000 shares of the Company’s common stock.

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
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	6/30/2011	12/31/2010
Buildings	$718,017	$701,858
Machinery	1,123,267	1,097,988
Vehicles	106,145	103,756
Office equipment	18,495	16,377
Others	1,921	1,877
Total	$1,967,845	$1,921,856
Accumulated depreciation	(622,037)	(536,807)
	$1,345,808	$1,385,049

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

The components of finite-lived intangible assets are as follows :

	6/30/2011	12/31/2010
Land use right	$1,884,574	$1,842,161
Less : Accumulated amortization	(18,846)	-
	$1,865,728	$1,842161

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

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidation financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 7 - COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The numbers of shares and references to per share information presented elsewhere in these consolidated financial statements have been adjusted to reflect the result of the Stock Dividend.

As detailed in note 1, on August 6, 2010, APPI became a wholly-owned subsidiary of USA Therapy Inc, (“USAT”) through issuance of 50,000,000 new shares of par value of USD0.001 of USAT.  For accounting purpose, this transaction was treated as capital transaction or reverse acquisition on the basis that APPI is the accounting acquirer.  For the recapitalisation, APPI’s equity accounts are restated based on the ratio of the exchange of 50,000,000 USAT shares for 16,620,000 APPI’s shares.  As the par value of each share of USAT and APPI are USD0.001 and USD0.0001 respectively, the difference in capital of USD18,338 arising from this re-capitalisation is reallocated to and is included in additional paid-in capital account and represents part  of the balance at December 31, 2008 of that account.  The original 401,000 USAT shares held by the original shareholders of USAT immediately prior to the reverse acquisition are considered as shares issued in consideration for acquisition of the assets and liabilities of USAT immediately prior to the reverse acquisition.  This resulted in $1,013 cash inflow to the Company which represents the cash held by USAT.

The difference of the acquisition consideration of $1,003 to the amount of net deficit of assets acquired on reverse acquisition of $4,264 resulted in a total deficit of $5,267 is recorded as movement in the year 2010 in the additional paid-in capital account.

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

Note 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$73,617	73,617
Change for 2010	152,171	152,171
Balance at December 31, 2010	225,788	225,788
Change for 2011 Q1	32,993	32,993
Balance at March 31, 2011	258,781	258,781
Change for 2011 Q2	95,466	95,466
Balance at June 30, 2011	$354,247	$354,247

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements  on our current expectations and projections about future events .” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,”  and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The numbers of shares and references to per share information presented elsewhere in these financial statements have been adjusted to reflect the result of the Stock Dividend.

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

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. The Company’s operation in the PRC uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the three months ended June 30, 2011 and 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $95,466 and $16,182 respectively.  For the six months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $128,459 and $16.671 respectively.

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

  Contractual Obligations .

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
** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: June 12, 2012	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2012	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)