Form 10-Q/A
period 2011-09-30
China Printing & Packaging, Inc.
filed 2012-06-12
CIK 1422357

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

  EXPLANATORY NOTE

China Printing & Packaging, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2011 (the “Original Form 10-Q”), to restate the financial statements as of September 30, 2011 to reflect the following:

1.
On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding shares of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The numbers of shares and references to per share information presented elsewhere in these financial statements have been adjusted to reflect the result of the Stock Dividend.

2.
On July 11, 2011, Asia Packaging & Printing, Inc. (“APPI”) and Fufeng Jinqiu Printing & Packaging Co., Ltd., (“Jinqiu”) entered into an Equity Transfer Agreement, pursuant to which Jinqiu transferred 68% of the equity interest in Baoji Jinqiu Printing & Packing Co., Ltd., (“Baoji (JV)”) to APPI for a consideration of RMB 6,240,000 and Baoji (JV) became a wholly own subsidiary of APPI (“Equity Transfer”).

Accumulated other comprehensive income, comprehensive income and foreign currency translation adjustment have been restated to translate balance of property, plant and equipment, as well as intangibles for the year ended December 31, 2010.  The Company translated these items using historical exchange rates. (reference to note 14 in Consolidated financial statements included in 2011 form 10-K).

The Company is also revising the following disclosure to reflect the Stock Dividend and Equity Transfer:

Part I- Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after September 30, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$2,154,945	$335,493
Accounts receivable (note 2)	2,690,204	2,317,044
Advances to suppliers	465,974	446,172
Prepaid expenses and deposit paid	1,204	8,297
Inventories (note 4)	122,584	130,847
Total Current Assets	5,434,911	3,237,853

Property and equipment, net (note 5)	1,386,647	1,385,049
Intangible assets, net (note 6)	1,875,985	1,842,161

Total Assets	$8,697,543	$6,465,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$132,308	$129,157
Accrued expenses and other payables	431,289	427,510
Customer deposits	57,142	55,270
Income tax payable	221,723	170,856
Due to a director (note 7)	5,553	5,853
Short-term bank loan (note 8)	218,914	532,381
Total Current Liabilities	1,066,929	1,321,027

Long-term bank loans (note 8)	550,413	211,743
Total Liabilities	$1,617,342	$1,532,770

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 51,002,502 shares issued and outstanding at September 30, 2011 and December 31, 2010 (note 10)	$51,003	$51,003
Additional paid in capital	799,542	799,542
Statutory reserve (note 11)	2,445,116	1,592,363
Accumulated other comprehensive income	424,302	225,788
Accumulated retained earnings	3,360,238	2,263,597
Total Stockholder's Equity	$7,080,201	$4,932,293

Total Liabilities and Stockholder's Equity	$8,697,543	$6,465,063

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$2,624,805	$2,663,705	$8,138,599	$5,758,232
Cost of sales	1,573,025	1,713,980	4,946,497	3,666,119
Gross profit	1,051,780	949,725	3,192,102	2,092,113

Selling, general and administrative expense	252,836	148,543	518,093	312,251
Income from operations	798,944	801,182	2,674,009	1,779,862

Interest income	1,543	855	3,035	1,458
Interest expense	(22,587)	(19,353)	(67,457)	(55,995)
Other income	111	23,646	22,452	23,712
Other expense	(57)	(4,587)	(864)	(5,547)
Total Other Income (Expense)	(20,990)	561	(42,834)	(36,372)

Income before income taxes	777,954	801,743	2,631,175	1,743,490

Provision for income taxes (note 9)	(221,100)	(199,871)	(681,781)	(443,568)

Net income	$556,854	601,872	$1,949,394	1,299,922

Foreign currency transaction adjustment	70,055	72,456	198,514	89,127

Comprehensive income	$626,909	$674,328	$2,147,908	$1,389,049

Net income (loss) per common share
Earnings per share - basic and diluted	$0.01	$0.01	$0.04	$0.03
Weighted average common shares outstanding	51,002,502	50,599,320	51,002,502	50,201,967

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

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Description	Common Share	Amount	Additional Paid-in Capital	Other Compre-hensive Income	Statutory Reserves	Retained Earnings	Total Stock-holders' Equity

Balance, December 31, 2009	50,000,000	$50,000	$804,809	$73,617	$719,368	$1,397,761	$3,045,555
Foreign currency translation adjustments	-	-	-	152,171	-	-	152,171
Transfer to statutory reserves	-	-	-	-	872,995	(872,995)	-
Issuance of stock for merger with China Printing & Packaging, Inc. (note 10)	1,002,502	1,003	(5,267)	-	-	-	(4,264)
Income for the year	-	-	-	-	-	1,738,831	1,738,831
Balance, December 31, 2010	51,002,502	51,003	799,542	225,788	1,592,363	2,263,597	4,932,293
Foreign currency translation adjustments	-	-	-	198,514	-	-	198,514
Transfer to statutory reserves	-	-	-	-	852,753	(852,753)	-
Income for the nine months	-	-	-	-	-	1,949,394	1,949,394
Balance, September 30, 2011	51,002,502	$51,003	$799,542	$424,302	$2,445,116	$3,360,238	$7,080,201

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - ORGANIZATION

China Printing & Packaging, Inc. (Formerly known as USA Therapy, Inc.) (“CHPI” or “the Company”) was incorporated on May 3, 2007 under the Laws of the State of Nevada. Asia Packaging & Printing, Inc. (“APPI”) was incorporated in the United States in Maryland on August 19, 2009. Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”) was originally formed as a joint venture company on April 1, 2010, whereas, APPI holds 32% equity interest in Baoji. The other party which holds the remaining 68% equity interest in Baoji is Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”). On July 11, 2011, Baoji was transformed into a wholly owned foreign enterprise under the laws of the People’s Republic of China (the ”PRC”) when APPI acquired Fufeng’s 68% equity interest in Baoji.  Since then, Baoji became a wholly owned subsidiary of the Company.  Fufeng is a corporation formed under the laws of the PRC.  USA Therapy Inc. later on changed name to China Printing & Packaging, Inc. (“CHPI”) on 22 November, 2010.

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
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

Note 5 – PROPERTY, PLANT & EQUIPMENT

As of September 30, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	9/30/2011	12/31/2010
Buildings	$788,988	$701,858
Machinery	1,135,176	1,097,988
Vehicles	107,270	103,756
Office equipment	18,691	16,377
Others	1,942	1,877
Total	$2,052,067	$1,921,856
Accumulated depreciation	(665,420)	(536,807)
	$1,386,647	$1,385,049

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $108,692 and $99,014, respectively.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $36,685 and $34,254, respectively.

Note 6 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	9/30/2011	12/31/2010
Land use right	$1,904,553	$1,842,161
Less : Accumulated amortization	(28,568)	-
	$1,875,985	$1,842,161

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

As detailed in note 1, on August 6, 2010, APPI became a wholly-owned subsidiary of USA Therapy Inc., (“USAT”) through issuance of 50,000,000 new shares of par value of USD0.001 of USAT.  For accounting purpose, this transaction was treated as capital transaction or reverse acquisition on the basis that APPI is the accounting acquirer.  For the re-capitalization, APPI’s equity accounts are restated based on the ratio of the exchange of 50,000,000 USAT shares for 16,620,000 APPI’s shares.  As the par value of each share of USAT and APPI are USD0.001 and USD0.0001 respectively, the difference in capital of USD 18,338 arising from this re-capitalization is reallocated to and is included in additional paid-in capital account and represents part of the balance at December 31, 2008 of that account.  The original 401,000 USAT shares held by the original shareholders of USAT immediately prior to the reverse acquisition are considered as shares issued in consideration for acquisition of the assets and liabilities of USAT immediately prior to the reverse acquisition.  This resulted in $1,013 cash inflow to the Company which represents the cash held by USAT.

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

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. The Company’s operation in the PRC uses Chinese Renminbi (RMB) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Foreign exchange transaction gains and losses are reflected in the income statement. For the three months ended September 30, 2011 and 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $70,055 and $72,456 respectively.  For the nine months ended September 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $198,514 and $89,127 respectively.

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
** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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