Form 10-Q
period 2012-06-30
China Printing & Packaging, Inc.
filed 2012-08-20
CIK 1422357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of August 17, 2012 was 51,002,502.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA PRINTING & PACKAGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$3,535,035	$1,535,705
Accounts receivable, net of allowance (note 3)	2,203,533	2,829,455
Other receivable	3,167	3,145
Advances to suppliers (note 4)	356,481	448,219
Prepaid expenses and deposit paid	3,049	6,661
Inventories (note 4)	213,838	183,626
Deferred income tax asset (note 8)	277,157	-
Total Current Assets	6,592,260	5,006,811

Property and equipment, net (note 5)	1,290,811	1,356,708
Intangible assets, net (note 6)	1,871,086	1,877,235

Total Assets	$9,754,157	$8,240,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (note 4)	$224,601	$112,673
Accrued expenses and other payables	400,916	411,288
Income tax payable	164,353	160,426
Due to related parties (note 7)	21,553	77,020
Due to shareholder (note 7)	1,130,100	-
Total Current Liabilities	1,941,523	761,407

Total Liabilities	$1,941,523	$761,407

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 51,002,502 shares issued and outstanding at June 30, 2012 and December 31, 2011 (note 9)	$51,003	$51,003
Additional paid in capital	799,542	799,542
Statutory reserve (note 10)	1,666,390	1,666,390
Accumulated other comprehensive income	509,444	461,129
Accumulated retained earnings	4,786,255	4,501,283
Total Stockholder's Equity	$7,812,634	$7,479,347

Total Liabilities and Stockholder's Equity	$9,754,157	$8,240,754

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Sales	$2,172,642	$3,300,748	$4,284,074	$5,513,794
Cost of sales	1,383,722	2,034,595	2,709,368	3,373,472
Gross profit	788,920	1,266,153	1,574,706	2,140,322

Selling, general and administrative expense	151,381	150,836	171,371	265,257
Research and development expense	1,108,630	-	1,108,630	-
(Loss) Income from operations	(471,091)	1,115,317	294,705	1,875,065

Interest income (expense)	2,201	(25,057)	2,211	(43,378)
Other income (expense)	145	21,822	(459)	21,534
Total other income (Expense)	2,346	(3,235)	1,752	(21,844)

(Loss) Income before income taxes	(468,745)	1,112,082	296,457	1,853,221

Income tax recovery (expense) (note 8)	112,903	(280,107)	(11,485)	(460,681)

Net (loss) income	$(355,842)	831,975	$284,972	1,392,540

Foreign currency translation adjustment	1,556	95,466	48,315	128,459

Comprehensive (loss) income	$(354,286)	$927,441	$333,287	$1,520,999

Net income per common share
(Loss) Earnings per share - basic and diluted	$(0.01)	$0.02	$0.01	$0.03
Weighted average common shares outstanding	51,002,502	51,002,502	51,002,502	51,002,502

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$284,972	$1,392,540
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	75,396	72,007
Provision for doubtful accounts (written back)	(129,780)	(7,570)
Amortization of intangible assets	19,290	18,622
(Increase) decrease in current assets
Accounts receivables	775,528	(564,599)
Advances to suppliers	94,878	(40,158)
Prepaid expenses and other receivables	3,659	5,429
Inventories	(28,927)	15,668
Deferred income tax asset	(277,157)	-
Increase (decrease) in current liabilities
Accounts payable	111,152	(33,563)
Accrued expenses and other payables	(13,223)	(24,764)
Customer deposits	-	-
Income tax liabilities	2,804	105,972
Due to related parties	2,000	(300)
Net cash provided by operating activities	920,592	939,284

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(1,720)
Net cash (used in) investing activities	-	(1,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	-	(540,631)
Proceed from bank loan	-	540,631
Advance from a director	(57,870)	-
Advance from a shareholder	1,130,100	-
Net cash provided by financing activities	1,072,230	-

Effect of exchange rate changes on cash and cash equivalents	6,508	16,764

Net change in cash and cash equivalents	1,999,330	954,328
Cash and cash equivalents, beginning balance	1,535,705	335,493
Cash and cash equivalents, ending balance	$3,535,035	$1,289,821

SUPPLEMENTAL DISCLOSURES:
Cash paid during the three months for:
Income tax payments	$285,838	$183,272
Interest payments	$-	$44,870

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Description	Common Share	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stock-holders' Equity

Balance, December 31, 2010	51,002,502	$51,003	$799,542	$225,788	$1,592,363	$2,263,597	$4,932,293
Foreign currency translation adjustments	-	-	-	235,341	-	-	235,341
Transfer to statutory reserves	-	-	-	-	74,027	(74,027)	-
Income for the year	-	-	-	-	-	2,311,713	2,311,713
Balance, December 31, 2011	51,002,502	51,003	799,542	461,129	1,666,390	4,501,283	7,479,347
Foreign currency translation adjustments	-	-	-	48,315	-	-	48,315
Income for the six months	-	-	-	-	-	284,972	284,972
Balance, June 30, 2012	51,002,502	$51,003	$799,542	$509,444	$1,666,390	$4,786,255	$7,812,634

The accompanying notes are an integral part of these consolidated financial statements

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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
JUNE 30, 2012
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currencies Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation is in China, and uses Chinese Yuan Renminbi (“CNY”) as its functional currency.  The financial statements of the subsidiaries and controlled VIE are translated into U.S. Dollars (“USD”) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the income statement.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2012 and December 31, 2011, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection trend.   Allowances for doubtful accounts as of June 30, 2012 and December 31, 2011 were $nil and $127,835 respectively.

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
JUNE 30, 2012
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Buildings	30 years
Machinery	10 years
Vehicles	8 years
Office equipment	5 years
Others	5 years

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  At June 30, 2012 and December 31, 2011, the Company has intangible assets in the nature of land use right. No impairments of intangible assets have been identified during the current period presented.  Land use right is subject to amortization with estimated lives as follows:

Land use right                                50 years (expiring in 2060)

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right at the end of 2010.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising and are included in Selling, general and administrative expense. The Company expenses all advertising costs as incurred.  The Company did not incur any advertising expense for the three and six months ended June 30, 2012 and 2011.

Shipping and handling costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping costs when they are incurred.  For the three months ended June 30, 2012 and 2011, the Company incurred transportation charges of $16,015 and $22,562 respectively.  For the six months ended June 30, 2012 and 2011, the Company incurred transportation charges of $29,168 and $37,451 respectively.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Comprehensive Income

The Company has adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income included net income and foreign currency translation adjustments.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.  There were no contingencies as of June 30, 2012 and December 31, 2011.

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

For the three months ended June 30, 2012 and 2011, the Company operates in only one reportable segment.

Reclassification

Certain items have been reclassified in the accompanying consolidated financial statements and notes for prior periods to be comparable with the classification as at, and for the three and six months ended June 30, 2012. The reclassifications had no effect on previously reported net income.

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible assets to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

On June 30, 2012 and December 31, 2011, accounts receivables were as follows:

	6/30/2012	12/31/2011
Accounts receivables	$2,203,533	2,957,290
Allowance for doubtful accounts	-	(127,835)
Accounts receivables, net of allowance for doubtful accounts	$2,203,533	$2,829,455

For the three months ended June 30, 2012 and 2011, the Company recorded bad debt expense recovery of $nil and $15,672.  For the six months ended June 30, 2012 and 2011, the Company recorded bad debt expense recovery of $129,780 and $7,570.

Note 4 - INVENTORIES

As of June 30, 2012 and December 31, 2011, inventories consist of the following:

	6/30/2012	12/31/2011

Raw materials	$166,466	$113,591
Work-in-progress	-	1,325
Finished goods	47,372	68,710
Total	$213,838	$183,626

Since the year 2010, the Company has changed its raw materials procurement policy.  Instead of stock high volume inventory of raw materials at the Company’s warehouse, the Company orders raw materials on a just in time production basis by placing advances to suppliers.  This policy has been in place with no change up to now.  As a result, at June 30, 2012, advances to suppliers, inventories and accounts payable were respectively stated at $356,481 (12/31/2011: $448,219), $213,838 (12/31//2011: $183,626) and $224,601 (12/31/2011: 112,673).

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 5 – PROPERTY, PLANT & EQUIPMENT

As of June 30, 2012 and December 31, 2011, property, plant & equipment consist of the following:

	6/30/2012	12/31/2011
Buildings	$799,097	$793,542
Machinery	1,149,720	1,141,728
Vehicles	108,645	107,890
Office equipment	18,931	18,799
Others	1,965	1,951
Total	2,078,358	2,063,910
Accumulated depreciation	(787,547)	(707,202)
Total	$1,290,811	$1,356,708

Depreciation expense for the three months ended June 30, 2012 and 2011 was $37,687 and $36,471, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $75,396 and $72,007, respectively.

Note 6 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	6/30/2012	12/31/2011
Land use right	$1,928,955	$1,915,546
Accumulated amortization	(57,869)	(38,311)
Land use right, net	$1,871,086	$1,877,235

Amortization expense for the three months ended June 30, 2012 and 2011 was $9,645 and $9,423, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 was $19,290 and $18,622, respectively.

The estimated future annual amortization expenses related to land use right as of June 30, 2012 are as follows:

2012	$19,290
2013	38,580
2014	38,580
2015	38,580
2016	38,580
Thereafter	1,697,476

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 7 - RELATED PARTY TRANSACTIONS

As at June 30, 2012 and December 31, 2011, the Company has payables due to directors of the Company in the amount of $5,553 and $63,020, respectively for expenses incurred on behalf of the Company in the course of normal operations.

For the three months ended June 30, 2012 and 2011, the Company paid and accrued fees to a director of the Company totaling $6,000.  For the six months ended June 30, 2012 and 2011, the Company paid and accrued fees to a director of the Company totaling $12,000.  As at June 30, 2012 and December 31, 2011, the Company has outstanding director fees payable of $ 16,000 and $14,000.

On February 16, 2012, the Company obtained a loan in the amount of $1,130,100 from a corporation controlled by a shareholder who owns more than 10% of the Company’s outstanding stock.  The loan is non-interest bearing and is due on June 15, 2012.  The loan was repaid in August, 2012.

Note 8 - INCOME TAXES

The Company’s income before income taxes comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Income (Loss) before income taxes:	2012	2011	2012	2011
USA	$(7,351)	$(57)	$(13,455)	$(114)
PRC	(461,394)	1,112,139	309,912	1,853,335
Total income before income taxes from all tax jurisdiction	$(468,745)	$1,112,082	$296,457	$1,853,221

The Company operates mainly in PRC and virtually no activities in USA. The Company has determined that it has no assessable income (loss) in the USA.  Provision for income taxes for the Company’s operation in the PRC for the three and six months ended June 30, 2012 and 2011is reconciled as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (loss) before taxes from PRC operations	$(461,394)	$1,112,139	$309,912	$1,853,335
Statutory tax rate	25%	25%	25%	25%
Income tax at statutory tax rate	(115,349)	278,035	77,478	463,334
Permanent tax differences	2,446	2,072	(65,993)	(2,653)
Income tax expense at effective rate	$(112,903)	$280,107	$11,485	$460,681

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 8 - INCOME TAXES (CONTINUED)

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) from January 1, 2008 onwards, EIT is at a statutory rate of 25%.  The Company’s deferred tax assets (liabilities) for the periods stated are as follows:

Deferred income tax asset	6/30/2012	12/31/2011
Current – temporary difference due to tax treatment of research and development expense	$277,157	$-

Deferred USA income taxes have not been provided on the undistributed income of the Company’s foreign subsidiaries and controlled VIE, because the Company does not plan to initiate any action that would require the payment of USA income taxes.

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of June 30, 2012 and 2011.

Currently the Company has not received any notice of examination by the tax authority in PRC wherein the Company’s operations are carried out, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 9 - SHARE CAPITAL

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.  On June 15, 2011, the Company issued a stock dividend with a ratio of 2.5-for-1, whereby each issued and outstanding share of common stock was divided into 2.5 shares of common stock (the “Stock Dividend”).  The number of shares, and references to per share information presented elsewhere in these consolidated financial statements have been adjusted to reflect the result of the Stock Dividend.

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, Fufeng, the VIE’s annual income, after the payment of the PRC income taxes, shall be partly allocated to the Statutory Reserve Funds. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However voluntary allocations to Statutory Reserve Funds are not prohibited. These reserve funds are not transferable by the Company in the form of cash dividends, loans or advances. These reserve funds are therefore not available for distribution except in liquidation. As of June 30, 2012 and December 31, 2011, the Company had allocated $1,666,390 (inclusive of voluntary transfers to reserves of $1,207,175) to these non-distributable reserve funds.

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

CHINA PRINTING & PACKAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at June 30, 2012.  At December 31, 2011, three customers each accounted for more than 10% of accounts receivable, totaling 34%.  Four vendors each accounted for more than 10% of accounts payable, totaling 88% at June 30, 2012.  At December 31, 2011, two vendors each accounted for more than 10% of accounts payable, totaling 21%.

There was no customer that accounted for more than 10% of sales amount for the three months ended June 30, 2012.  One customer accounted for more than 10% of sales amount for the three months ended June 30, 2011, totaling 12%.  Three vendors each accounted for more than 10% of purchase amount, for the three months ended June 30, 2012, totaling 39%.  Three vendors each accounted for more than 10% of purchases amount for the three months ended June, 2011, totaling 36% of purchases.

There was no customer that accounted for more than 10% of sales amount for the six months ended June 30, 2012.  Two customers each accounted for more than 10% of sales amount for the six months ended June 30, 2011, totaling 21%.  Two vendors each accounted for more than 10% of purchase amount, for the six months ended June 30, 2012, totaling 24%.  Two vendors each accounted for more than 10% of purchases amount for the six months ended June, 2011, totaling 25% of purchases.

Note 13 - SUBSEQUENT EVENTS

Other than item already disclosed in note 7, no other significant events occurred subsequent to the June 30, 2012, to the date of these financial statements are file on EDGAR, would have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Prior to August 6, 2010, the Company was a development stage company with no revenue or profits.  The Company’s initial business plan was to serve as a provider of short to long-term, screened, qualified and licensed therapists (including, but not limited to, physical, occupational and speech therapists) for hospitals, nursing homes, board and care facilities and other similar community resources.  The Company also owned USA Estate Plans, LLC, which was dissolved pursuant to a unanimous written consent of the members of USA Estate Plans, LLC on March 5, 2011.

On August 6, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Asia Packaging & Printing, Inc. (“APPI”), a Maryland corporation, and as a result, the Company adopted the business of APPI and Fufeng Jinqiu Printing & Packaging Co., Ltd. (“Fufeng”).

In light of our acquisition of APPI and Fufeng, which is engaged in the business of manufacturing, marketing and sales of containerboard boxes and cartons, we decided to change the name of the Company from “USA Therapy, Inc.” to “China Printing & Packaging, Inc.” (the “Name Change”).  On September 20, 2010, the Name Change was unanimously approved by the Board of Directors of the Company and ratified by the shareholders of the Company.  The Name Change became effective on September 20, 2010.

Control of Baoji

APPI was incorporated in Maryland on August 21, 2009.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents.

To comply with these restrictions, Baoji Jinqiu Printing & Packaging Co., Ltd. (“Baoji”) was established as a joint venture under the laws of PRC on April 1, 2010APPI directly owns a minority equity interest, or 32%, in Baoji, and Fufeng, our operating entity, owns the remaining 68%.  APPI subsequently entered into a series of agreements with Baoji which we believe give us effective control over the business of Baoji despite our current minority ownership in Baoji.

On April 22, 2010, Fufeng, Baoji and APPI entered into a Management Entrustment Agreement. Pursuant to the Agreement, Fufeng agrees to exclusively entrust the operation and management of Baoji to APPI. Under the agreement, APPI manages the operations and assets of Baoji, is entitled to 100% of earnings of Baoji as a management fee, controls all of the cash flows of Baoji through a bank account controlled by APPI, manages recruitment and professional training of the management staff of Baoji, chooses distributors for the sales of the products manufactured by Fufeng, and is obligated to pay all payables and loan payments of Baoji. In addition, under the terms of the Management Entrustment Agreement, APPI has been granted certain rights which include, in part, the right to appoint members of Baoji Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. The agreement does not terminate unless the business of Baoji is terminated or APPI exercises its option to acquire all of the assets or equity of Baoji under the terms of the Exclusive Option Agreement as described herein.

In order for Baoji to become a wholly owned subsidiary of APPI under PRC law, on April 22, 2010, APPI, Fufeng and Baoji entered into an Exclusive Option Agreement whereby Fufeng granted APPI an irrevocable and exclusive purchase option to acquire all or part of the assets or equity of Baoji currently owned by Fufeng.  The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by APPI, provided that the exercise will not violate any PRC laws or regulations in effect at the time.  Accordingly, we will consider exercising the Option under such circumstances that we believe will be in ours and our shareholders' best interests.  The Exclusive Option Agreement has been drafted to give us such flexibility.

In considering whether or not we will exercise the Option, we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law,  (2) the availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Fufeng, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by either agreement of all parties or with 30 days’ notice.

In order to comply with restrictions placed on foreign exchange in the PRC, APPI opted not to exercise its right under the Baoji Option Agreement. On July 11, 2011, APPI and Fufeng entered into an Equity Transfer Agreement, pursuant to which Fufeng transferred 68% of the equity interest in Baoji to APPI for a consideration of RMB 6,240,000 and Baoji became a wholly own subsidiary of APPI.

Fufeng was incorporated in the PRC on August 19, 2003, and is our operating company.  Fufeng is in the business of manufacturing, marketing and sales of containerboard boxes and cartons in PRC.

 Control of Fufeng

To comply with the restrictions imposed by PRC laws, APPI indirectly controls Fufeng, our operating entity, via a number of contractual arrangements between Baoji and Fufeng.  These agreements are described in more detail below. Bao Dian & Partners, our PRC counsel, has advised us that in their opinion all of the Management Entrustment Agreements and Option Agreements described below are legal and enforceable under PRC law.  Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Fufeng and operate our business in the PRC through Fufeng, we are considered the primary beneficiary of Fufeng.

On April 22, 2010, Baoji entered into a Management Entrustment Agreement with Fufeng and the shareholders of Fufeng, in which Fufeng and its shareholders agreed to transfer control or entrust the operations and management of its business to Baoji. Under the agreement, Baoji manages the operations and assets of Fufeng, controls all of the cash flows of Fufeng through a bank account controlled by Baoji, is entitled to 100% of earnings of Fufeng as a management fee, manages recruitment and professional training of the management staff of Fufeng, chooses distributors for the sales of the products manufactured by Jinqiu, and is obligated to pay all payables and loan payments of Jinqiu. In addition, under the terms of the Management Entrustment Agreement, Baoji has been granted certain rights which include, in part, the right to appoint and terminate members of Fufeng’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. The Management Entrustment Agreement does not terminate unless the business of Fufeng is terminated or Baoji exercises its option to acquire all of the assets or equity of Fufeng under the terms of the Exclusive Option Agreement as more fully described below.

            In order to enable Fufeng to become an indirectly wholly owned subsidiary of Baoji when permitted under PRC law, Baoji, Fufeng and the Fufeng shareholders entered into an Exclusive Option Agreement whereby the Fufeng shareholders granted Baoji an irrevocable and exclusive purchase option to acquire Fufeng equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The option may be exercised for up to $100 and pursuant to such arrangements as may be determined by Baoji, provided that the exercise will not violate any PRC laws or regulations in effect at the time.  Accordingly, we will consider exercising the option under such circumstances we believe will be in ours and our shareholders' best interest.  The Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the options, we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Fufeng, and (6) whether or not the exercise of the option will provide any other additional benefits to us or our shareholders. Upon exercise of the option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The Exclusive Option Agreement may be terminated by either agreement of all parties or by 30 days’ notice.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection trend.   Allowances for doubtful accounts as of June 30, 2012 and December 31, 2011 were $nil and $127,835 respectively.

 Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

Results of Operation for the Three and Six Months Ended June 30, 2012 and 2011

Revenue

During the three months ended June 30, 2012, we had revenue of $2,172,642. Taking into consideration of a 3% appreciation of Renminbi against US Dollars, a decrease of approximately 35% as compared with $3,300,748 for the three months ended June 30, 2011.  The decrease in sales volume was due to a general decrease in demand for our customers’ products during the quarter ended June 30, 2012.

During the six months ended June 30, 2012, we had revenue of $4,284,074. Taking into consideration of a 3% appreciation of Renminbi against US Dollars, a decrease of approximately 25% as compared with $5,513,794 for the six months ended June 30, 2011.  The decrease in sales volume was due to a general decrease in demand for our customer’s products during the six months ended June 30, 2012.

Cost of sales

Cost of sales decreased to $1,383,722 for the three months ended June 30, 2012, representing a decrease of $650,873, as compared with $2,034,595 for the same period in 2011.   Taking into consideration of a 3% appreciation of Renminbi against US Dollars, the decrease in cost of sales is consistent with the lower sales volume. There was also a 6% increase in the unit cost of raw materials. Cost of sales was 64% and 62% of the revenues for the three months and six months ended June 30, 2012.

Cost of sales decreased to $2,709,368 for the six months ended June 30, 2012, representing a decrease of $664,104, as compared with $3,373,472 for the same period in 2011.   Taking into consideration of a 3% appreciation of Renminbi against US Dollars, the decrease in cost of sales is consistent with lower sales volume. There was also a 6% increase in the unit cost of raw materials. Cost of sales was 63% and 61% of the revenues for the three months and six months ended June 30, 2012.

Gross profit

Our gross profit margin decreased to 36% for the three months ended June 30, 2012, as compared to 38% for the same period in 2011. Gross profit decreased by approximately 38% to $788,920 in the three months ended June 30, 2012, as compared to $1,266,153 for the three months ended June 30, 2011.  The decrease was primarily due to the decrease in sales volume and increase in the unit cost of raw materials.

Our gross profit margin decreased to 37% for the six months ended June 30, 2012, as compared to 39% for the same period in 2011. Gross profit decreased by approximately 26% to $1,574,706 in the six months ended June 30, 2012, as compared to $2,140,322 for the six months ended June 30, 2011.  The decrease was primarily due to the decrease in sales volume and increase in the unit cost of raw materials.

Selling, general and administrative expenses

Selling, general and administrative expenses remains relative unchanged at $151,381 for the three months ended June 30, 2012, as compared to $150,836 for the same period in 2011.

Selling, general and administrative expenses decreased to $171,371 for the six months ended June 30, 2012, representing a decrease of $93,886, as compared with $265,257.  This decrease was primarily due to a recovery of bad debt expense of $129,780 during the six months ended June 30, 2012.

Research and development expense

In April 2012, we entered into an agreement with Xian Qinling Biotechnologies, Ltd. (“Qinling”), whereby Qinling will research and develop new products for us within one year.  We plan to expand our market penetration by increasing our product offerings, once the research and development is completed.  During the three months ended June 30, 2012, we have paid $1,108,630 to Qinling.  US GAAP requires that we expense the entire amount as research and development expense.

Income tax

During the three months ended June 30, 2012, we recorded an income tax recovery of $112,903, while we recorded an income tax expense of $280,107 for the three months ended June 30, 2011.  Effective tax rates were 24% and 25% respectively for the three months ended June 30, 2012 and 2011.  Income tax recovery for the three months ended June 30, 2012 was due to timing difference as a result of tax treatment of research and development expense.

Income tax expenses for the six months ended June 30, 2012 and 2011 were $11,485 and $460,681 respectively.  The effective tax rates were 4% and 25% respectively for the six months ended June 30, 2012 and 2011.  The difference was due to timing difference as a result of the recovery of bad debt expense, and tax treatment of research and development expense.

Net (loss) income

During the three months ended June 30, 2012, we had a net loss of $355,842, while for the three months ended June 30, 2011, our net income was 831,975.  Net loss during the three months ended was primarily due to the accounting treatment of research and development expense, and decrease in sales revenue.

Net income was $284,972 for the six months ended June 30, 2012, as compared to $1,392,540 for the six months ended June 30, 2011. This decrease is primarily attributable to a due to the accounting treatment of research and development expense, and decrease in sales revenue.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $3,535,035 as of June 30, 2012, and $1,535,705 on December 31, 2011.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $920,592 and $939,284 for the six months ended June 30, 2012 and 2011.  During the six months ended June 30, 2012, changes in our current assets were due to decrease in accounts receivable and advances to suppliers, as a result of lower sales and production volume.   We have also spent $1,108,630 in research and development during the six months ended June 30, 2012.

Net cash provided by financing activities

Net cash used in financing activities was $1,072,230 for the six months ended June 30, 2012.  We received a loan of $1,130,100 from a corporation that is controlled by a shareholder with more than 5% of outstanding shares of common stock of the company.  The loan is non-interest bearing and repayable on June 15, 2012.  The loan was repaid subsequent to June 30, 2012.  We have also repaid $57,870 to a director.

Contractual Obligations

In April 2012, we entered into an agreement with Xian Qinling Biotechnologies, Ltd. (“Qinling”), whereby Qinling will research and develop new products for us.  Total consideration of this agreement is $1,266,123.  We have paid Qinling $1,108,630 upon signing the agreement.  Balance of $157,493 is payable to Qinling upon completion of the research and development project.

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

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, net income and assets as expressed in our US dollar financial statements will decline.  If the RMB appreciates against the US dollar, the value of our RMB revenues, net income and assets as expressed in US dollars will increase. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation Risk

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3% and 5.4% in 2009, 2010 and 2011 respectively. In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we are generally able to pass along minor incremental cost inflation to our customers, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

Higher Interest Rate Risk

The Company may borrow more loans from bank in addition to other source of fund to support its expansion. We are exposed to higher interest rate risk arising from short-term borrowings. The interest rate in China is higher than that of in the US. The interest rate may go higher under the pressure of inflation. Our future interest expense will fluctuate in line with changes of borrowing rates.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yongming Feng, the Company’s Chief Executive Officer (“CEO”), and Jinrong Shi, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

The Company’s management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2012.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
2.1
Share Exchange Agreement dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler, Todd Bauman, Asia Packaging & Printing, Inc., the shareholders of Asia Packaging & Printing, Inc., and Baoji Jinqiu Printing & Packaging Co., Ltd.,  Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)

3.1	Articles of Incorporation of USA Therapy, Inc., a Nevada corporation. (2)
3.2	Bylaws of USA Therapy, Inc. (2)
3.3	Amended and Restated Articles of Incorporation of China Printing & Packaging, Inc. (4)
10.1	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.2	Property Lease Agreement, dated May 3, 1993, by and between the third group of Shangquan Village and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.3	Loan Agreement, dated March 13, 2008, by and between Fufeng County Credit Union Shangsong branch and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.4	Loan Agreement, dated June 23, 2009, by and between Fufeng County Credit Union Shangsong branch and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.5	Loan Agreement, dated May 29, 2006, by and between Fufeng County Credit Union Shangsong branch and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.6	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Fufeng Jinqiu Printing & Packaging Co., Ltd and Asia Packaging & Printing, Inc.. (1)
10.7	Exclusive Option Agreement, dated April 22, 2010, by and among Asia Packaging & Printing, Inc., Fufeng Jinqiu Printing & Packaging Co., Ltd and Baoji Jinqiu Printing & Packaging Co., Ltd.. (1)
10.8	Agreement on Entrustment for Operation and Management, dated April 22, 2010, by and between Fufeng and Baoji Jinqiu Printing & Packaging Co., Ltd.. (1)
10.9
Exclusive Option Agreement, dated April 22, 2010, by and among Baoji Jinqiu Printing & Packaging Co., Ltd.,  Fufeng Jinqiu Printing & Packaging Co., Ltd and the shareholders of F Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)

10.10	Form of Customer Agreement. (1)
10.11	Supply Agreement, dated Dec. 29, 2008, by and between Xi’an Brother Paper Industries Co., Ltd. and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.12	Supply Agreement, dated Dec. 19, 2008, by and between Shaanxi Three Friends Paper Industries Co., Ltd. and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.13	Supply Agreement, dated Dec. 19, 2008, by and between Xi’an Hengfeng Paper Industries Co., Ltd. and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.14	Supply Agreement, dated Dec. 9, 2008, by and between Shaanxi Fanmensi Paper Industries Co., Ltd. and Fufeng Jinqiu Printing & Packaging Co., Ltd. (1)
10.15	Return to Treasury Agreement, dated August 6, 2010, by and among USA Therapy, Inc. Kathy Kestler and Todd Bauman. (1)
10.16	Equity Transfer Agreement, dated July 11, 2011, between Asia Printing & Packaging, Inc. and Fufeng Jinqiu Printing & Packaging Co., Ltd.
14.1	Code of Ethics (4)
16.1	Letter from M&K CPAs, LLC, to the SEC, dated August 13, 2010(3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on August 12, 2010.
(2)	Incorporated by reference to the exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 3, 2007.
(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 9, 2010
(4)	Incorporated by reference to the exhibit on our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRINTING & PACKAGING, INC.

Date: August 20, 2012	/s/ Yongming Feng
Yongming Feng
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	/s/ Jinrong Shi
Jinrong Shi
Chief Financial Officer
(Principal Financial Officer)